Form 10-Q
period 1996-05-04
STAR MARKETS CO INC
filed 1996-06-14
CIK 933160

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended May 4, 1996

                      Commission File Number:  33-86690
                                               --------

                         STAR MARKETS COMPANY, INC.
                         --------------------------
           (Exact name of registrant as specified in its charter)


            MASSACHUSETTS                            04-3243710
            -------------                            ----------
    (State or other jurisdiction of    (I.R.S. Employer Identification Number)
    incorporation or organization)

 625 MT. AUBURN STREET, CAMBRIDGE, MA                   02138
 ------------------------------------                   -----
(Address of principal executive offices)             (Zip Code)


                               (617) 528-2550
                               --------------
            (Registrant's telephone number, including area code)


                                    NONE
                                    ----
           (Former name, former address and former fiscal year, if
                         changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_   No ___.

Number of shares of the issuer's common stock, outstanding as of June 1, 1996:
5,000 shares.

                         STAR MARKETS COMPANY, INC.

                                    INDEX


PART I - FINANCIAL INFORMATION


  Item 1.  Financial Statements (Unaudited).


    The following statements of Star Markets Company, Inc. are included herein:

      Balance sheets - May 4, 1996 and February 3, 1996
      Statements of operations - 13 weeks ended May 4, 1996 and April 29, 1995 Statements of cash flows - 13 weeks ended May 4, 1996 and April 29, 1995 Notes to financial statements - May 4, 1996


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II - OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K.


  Signatures



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                         STAR MARKETS COMPANY, INC.

                               BALANCE SHEETS

                                 (Unaudited)
                  (Amounts in thousands, except share data)

                                                        May 4,      February 3,
                                                        1996           1996
                                                        ------      -----------

Assets
Current assets:
  Accounts receivable, net of reserve for doubtful
   accounts of $2,032 in May and $1,779 in February     $ 10,993    $ 13,544
  Inventory                                               55,711      62,915
  Prepaid expenses                                         5,642       5,044
  Deferred taxes                                          12,680       9,946
                                                        --------    --------
Total current assets                                      85,026      91,449

Property and equipment at cost:
  Land                                                    31,082      32,402
  Building                                                66,179      68,876
  Equipment & fixtures                                    73,364      71,148
  Leasehold improvements                                  31,263      28,670
                                                        --------    --------
Total property & equipment                               201,888     201,096
  Less accumulated depreciation and amortization          23,225      19,423
                                                        --------    --------
Net property and equipment                               178,663     181,673

Other assets, net                                         25,272      25,885
Goodwill, net                                            135,567     136,442
                                                        --------    --------

Total Assets                                            $424,528    $435,449
                                                        ========    ========

Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                                      $ 34,921    $ 39,770
  Accrued payroll & benefits                               9,381      12,509
  Current portion self-insurance                           7,863       7,967
  Accrued interest                                           750       5,133
  Other current liabilities                                7,344      10,170
                                                        --------    --------
Total current liabilities                                 60,259      75,549

Deferred taxes                                            12,680       9,946
Self-insurance and other liabilities                      23,497      23,219
Long-term debt                                           261,600     257,400

Redeemable preferred stock, redemption value $11,000      10,158      10,134

Shareholder's equity:
  Common stock, $.01 par value, 10,000 shares
   authorized and 5,000 shares outstanding                     0           0
  Additional paid-in-capital                              73,499      73,692
  Retained earnings (deficit)                            (17,165)    (14,491)
                                                        --------    --------
Total shareholder's equity                                56,334      59,201
                                                        --------    --------

Total Liabilities and Shareholder's Equity              $424,528    $435,449
                                                        ========    ========

See accompanying notes.


                         STAR MARKETS COMPANY, INC.

                          STATEMENTS OF OPERATIONS

                                 (Unaudited)
                           (Amounts in thousands)

                                         13 Weeks    13 Weeks
                                         Ended       Ended
                                         May 4,      April 29,
                                         1996        1995
                                         --------    ---------

Total revenues                           $217,055    $198,190
Cost of goods sold                        162,332     155,086
                                         --------    --------

Gross profit                               54,723      43,104

Operating and administrative expenses      45,232      35,853
Depreciation and amortization               5,106       4,698
                                         --------    --------

Operating profit                            4,385       2,553

Interest expense                            6,934       6,696
Other (expenses) income, net                  (54)         12
                                         --------    --------

Loss before income taxes                   (2,603)     (4,131)
Income taxes                                   68          62
                                         --------    --------

Net loss                                 $ (2,671)   $ (4,193)
                                         ========    ========

See accompanying notes.



                         STAR MARKETS COMPANY, INC.

                          STATEMENTS OF CASH FLOWS

                                 (Unaudited)
                           (Amounts in thousands)

                                                               13 Weeks     13 Weeks
                                                               Ended        Ended
                                                               May 4,       April 29,
                                                               1996         1995
                                                               --------     ---------

Operating activities
Net loss                                                       $ (2,671)    $ (4,193)
Adjustments to reconcile net loss to net cash
 (used in) provided by operating activities:
  Amortization of deferred financing costs                          386          382
  Depreciation and amortization                                   5,106        4,698
  Loss (gain) on sale or disposal of property and equipment          54           (8)
  Changes in operating assets and liabilities:
    Accounts receivable                                           2,551        1,280
    Inventories                                                   7,204        1,819
    Prepaid expenses                                               (598)         (49)
    Accounts payable                                             (4,849)       2,681
    Accrued payroll and benefits                                 (3,128)      (2,643)
    Self-insurance reserves                                        (104)        (915)
    Accrued interest                                             (4,383)       3,604
    Income taxes payable and other current liabilities           (2,522)      (5,123)
    Other                                                           602         (281)
                                                               --------     --------
Net cash (used in) provided by operating activities              (2,352)       1,252

Investing activities
Purchases of property and equipment                              (5,321)      (6,218)
Proceeds from sale of property and equipment                      4,260        3,930
Increase in restricted cash                                      (4,175)
                                                               --------     --------
Net cash used in investing activities                            (5,236)      (2,288)

Financing Activities
Net proceeds from revolving credit facility                       4,200        1,200
Preferred dividends paid                                           (612)
Deferred financing costs                                                        (164)
Deposits refunded                                                 4,000
                                                               --------     --------
Net cash provided by financing activities                         7,588        1,036

Net increase (decrease) in cash and cash equivalents                  0            0
Cash and cash equivalents beginning of period                         0            0
                                                               --------     --------
Cash and cash equivalents end of period                        $      0     $      0
                                                               --------     --------

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $ 10,895    $   2,643
  Cash paid for income taxes                                          0          106


See accompanying notes.


                         STAR MARKETS COMPANY, INC.

                        Notes to Financial Statements

                                 May 4, 1996

                                 (Unaudited)

Note 1 - Background
- - -------------------
Star Markets Company, Inc., a Massachusetts corporation ("Star" or the "Company"), is a leading food retailer in the metropolitan Boston area, operating 38 stores as of May 4, 1996. Additionally, the Company operates a wholesale business which provides warehousing, distribution and certain administrative services to independent store locations throughout the New England area.

The Company is a wholly-owned subsidiary of Star Markets Holdings, Inc., a Massachusetts corporation ("Holdings"). Both Holdings and the Company were formed for purposes of acquiring the business and assets of the Star Market operating division of Jewel Food Stores, Inc. in September 1994. Companies affiliated with INVESTCORP S.A. ("Investcorp") own all of the currently outstanding voting stock of Holdings.

Note 2 - Basis of Presentation
- - ------------------------------
The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are of a normal recurring nature, to fairly state the Company's financial position and results of operations for the periods presented. The results of operations for the 13 week period ended May 4, 1996 are not necessarily indicative of the results to be expected for the entire year ending February 1, 1997. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended February 3, 1996.

Note 3 - Accounting Policy
- - --------------------------
Effective February 4, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. There was no effect on the financial statements due to the adoption of the provisions of this statement in the current fiscal quarter.



                         STAR MARKETS COMPANY, INC.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations
- - ---------------------
Results of operations for the 13 weeks ended May 4, 1996 are referred to herein as "Quarter 1996" and the 13 weeks ended April 29, 1995 are referred to as "Quarter 1995".

Revenues
- - --------
Total revenues for the Company increased 9.5% in Quarter 1996 to $217.1 million from $198.2 million in Quarter 1995. Sales from retail operations for Quarter 1996 increased 12.9% to $198.5 million from $175.8 for Quarter 1995. The growth in retail sales was attributable both to an increase in the number of retail stores operated and a 0.7% increase in comparable store sales in Quarter 1996. Revenues from the wholesale operations for Quarter 1996 declined 17.0% to $18.6 million from $22.4 million in Quarter 1995. The decrease in wholesale sales was primarily due to the loss of three wholesale accounts which ceased operations due to increased competition in their respective trading areas.

Gross Profit
- - ------------

Gross profit for the Company increased 27.0% in Quarter 1996 to $54.7 million from $43.1 million in Quarter 1995. Gross profit as a percentage of total revenues increased to 25.2% in Quarter 1996 from 21.8% in Quarter 1995. Gross profit from retail operations increased 28.3% in Quarter 1996 to $53.5 million from $41.7 million in Quarter 1995 primarily due to the increase in retail revenues. Gross profit as a percentage of sales for the retail operations increased to 27.0% in Quarter 1996 from 23.8% in Quarter 1995. The increase in gross profit as a percentage of sales was primarily due to improvements in merchandising margin, particularly in the perishable categories. Gross profit from the wholesale operations for Quarter 1996 decreased 14.3% to $1.2 million from $1.4 million in Quarter 1995. Gross profit as a percentage of wholesale revenues for Quarter 1996 increased to 6.5% from 6.1% in Quarter 1995.

Operating and Administrative Expenses
- - -------------------------------------

Operating and administrative expenses increased by 26.2% to $45.2 million in Quarter 1996 from $35.9 million in Quarter 1995. Operating and administrative expenses as a percentage of total revenues increased to 20.8% in Quarter 1996 from 18.1% in Quarter 1995. The increase in operating and administrative expenses as a percentage of total revenues was the result of a number of factors, including an increase in retail operations which incur a higher rate of operating and administrative expenses than wholesale operations, an increase in rent expense during Quarter 1996 as a result of sale-leaseback transactions, and additional administrative costs as the Company continues to grow.

Interest Expense
- - ----------------

Net interest expense, primarily related to interest expense on debt incurred to finance the acquisition of the Company, was $6.9 million in Quarter 1996. Net interest expense was $6.7 million in Quarter 1995.

Liquidity and Capital Resources
- - -------------------------------

The Company's liquidity needs arise primarily from debt service on the indebtedness incurred in connection with the acquisition of the Company, and funding of the Company's capital expenditure and working capital requirements.

As of May 24, 1996 the Company's debt included (i) $109.0 million in borrowings under the term loan portion of the Senior Credit Facility, (ii) $40.4 million in borrowings under the revolving credit portion of the Senior Credit Facility, and (iii) $110.0 million in Senior Subordinated Notes due 2004. At May 24, 1996, the Company had $10.2 million drawn under the letter of credit facilities of the Senior Credit Facility and $40.4 million drawn under the revolving credit portion of the Senior Credit Facility, leaving an aggregate of $24.4 million of unused revolving credit available under the Senior Credit Facility.

In January 1996, the Company entered into an agreement to acquire four stores from The Stop & Shop Companies, Inc. ("Stop & Shop"), subject to Federal Trade Commission ("FTC") approval, for an aggregate purchase price of $24.1 million excluding related fees and inventory. The Company's lenders have agreed to an amendment to the Senior Credit Facility which will allow the Company to utilize $12.0 million in proceeds from the sale of assets to fund a portion of this acquisition. The Company is currently holding $10.3 million from the sale of assets for the purposes of acquiring the four stores. If not used for this purpose, the funds will be used to pay down long-term debt. The Company will receive an equity contribution of $12.0 million from certain of its existing shareholders to fund the balance of the purchase price.

In May 1996, the Company entered into an additional agreement, subject to FTC approval, to purchase seven stores located on Cape Cod, Massachusetts, from Stop & Shop, bringing the total number of stores under agreement to 11.

The Company realized net proceeds of $4.3 million from the sale of one non-operating property during Quarter 1996. The net proceeds from this transaction, plus approximately $6.0 million from a prior sale-leaseback transaction, are included in the amount being held as restricted cash for the purpose of acquiring four of the stores under agreement.

In addition to the four store acquisition, the Company currently plans to make total capital expenditures of approximately $26.0 million in fiscal 1996. Capital expenditures for Quarter 1996 were $5.3 million compared with $6.2 million in Quarter 1995. Capital expenditures will include expanding and remodeling one conventional store and remodeling two superstores, the acquisition of the seven Cape Cod stores, as well as costs to convert the 11 stores under agreement to Star stores. The Company's fiscal 1996 capital expenditure plan also anticipates spending for maintenance, systems, and distribution.

The Company believes that funds generated from operations, proceeds from sale-leaseback transactions of currently owned properties, and borrowings under the Senior Credit Facility will provide sufficient resources through fiscal 1996 to permit it to meet its working capital requirements, to make all interest and principal payments due and payable on the Subordinated Notes and its existing indebtedness and planned capital expenditures. However, if the Company's cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be required to reduce or delay planned capital expenditures, sell assets, obtain additional equity capital or restructure debt.


                         STAR MARKETS COMPANY, INC.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

The following exhibits are included herein:

(27) Financial Data Schedule

The Company did not file any reports on Form 8-K for the 13 weeks ended May 4, 1996.


                         STAR MARKETS COMPANY, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Star Markets Company, Inc.
                                              (Registrant)

Date:June 14, 1996                     By: /s/ Robert R. Spellman
                                               Robert R. Spellman
                                               Executive Vice President,
                                               Chief Financial and
                                               Accounting Officer