Form 10-Q
period 1996-08-03
STAR MARKETS CO INC
filed 1996-09-16
CIK 933160

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                    For the quarter ended August 3, 1996

                      Commission File Number:  33-86690

                         STAR MARKETS COMPANY, INC.
           (Exact name of registrant as specified in its charter)

           MASSACHUSETTS                                 04-3243710
 ( State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification Number)

  625 MT. AUBURN STREET, CAMBRIDGE, MA                     02138
(Address of principal executive offices)                 (Zip Code)

                               (617) 528-2550
            (Registrant's telephone number, including area code)

                                     NONE
            (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                        Yes   X                No    .

Number of shares of the issuer's common stock, outstanding as of September
5, 1996:   5,000 shares.


                         STAR MARKETS COMPANY, INC.

                                    INDEX

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited).

    The following statements of Star Markets Company, Inc. are included herein:

      Balance sheets - August 3, 1996 and February 3, 1996
      Statements of operations - 13 weeks ended August 3, 1996 and July 29,
                                  1995;
                                 26 weeks ended August 3, 1996 and July 29,
                                  1995
      Statements of cash flows - 26 weeks ended August 3, 1996 and July 29,
                                  1995
      Notes to financial statements - August 3, 1996

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.

  Signatures


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                         STAR MARKETS COMPANY, INC.

                               BALANCE SHEETS

                                 (Unaudited)
                  (Amounts in thousands, except share data)

                                             August 3,     February 3,
                                             1996          1996
- ----------------------------------------------------------------------

Assets
Current assets:
  Cash and cash equivalents                  $    751      $      0
  Accounts receivable, net of reserve
   for doubtful accounts of $2,058 in
   August and $1,779 in February               13,884        13,544
  Inventory                                    62,215        62,915
  Prepaid expenses                              5,993         5,044
  Deferred taxes                               14,442         9,946
                                             ----------------------
Total current assets                           97,285        91,449

Property and equipment at cost:
  Land                                         31,015        32,402
  Building                                     66,595        68,876
  Equipment & fixtures                         81,296        71,148
  Leasehold improvements                       36,047        28,670
                                             ----------------------
Total property & equipment                    214,953       201,096
  Less accumulated depreciation and
   amortization                                26,956        19,423
                                             ----------------------
Net property and equipment                    187,997       181,673

Other assets, net                              34,012        25,885
Goodwill, net                                 134,957       136,442
                                             ----------------------
Total Assets                                 $454,251      $435,449
                                             ======================

Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                           $ 45,168      $ 39,770
  Accrued payroll & benefits                   10,793        12,509
  Current portion self-insurance                9,216         7,967
  Accrued interest                              4,233         5,133
  Other current liabilities                     8,469        10,170
                                             ----------------------
Total current liabilities                      77,879        75,549

Deferred taxes                                 14,442         9,946
Self-insurance and other liabilities           26,549        23,219
Long-term debt                                260,425       257,400

Redeemable preferred stock, redemption
 value $11,000                                 10,182        10,134

Shareholder's equity:
  Common stock, $.01 par value, 10,000
   shares authorized and 5,000 shares
   outstanding                                      0             0
  Additional paid-in-capital                   85,309        73,692
  Retained earnings (deficit)                 (20,535)      (14,491)
                                             ----------------------
Total shareholder's equity                     64,774        59,201
                                             ----------------------
Total Liabilities and Shareholder's
 Equity                                      $454,251      $435,449
                                             ======================

                           See accompanying notes.


                         STAR MARKETS COMPANY, INC.

                          STATEMENTS OF OPERATIONS

                                 (Unaudited)
                           (Amounts in thousands)

                               13 Weeks      13 Weeks         26 Weeks      26 Weeks
                               Ended         Ended            Ended         Ended
                               August 3,     July 29,         August 3,     July 29,
                               1996          1995             1996          1995
- ------------------------------------------------------------------------------------

Total revenues                 $231,024      $204,015         $448,079      $402,205
Cost of goods sold              173,723       157,599          336,055       312,685
                               -----------------------------------------------------

Gross profit                     57,301        46,416          112,024        89,520

Operating and administrative
 expenses                        47,932        37,581           93,164        73,434
Depreciation and amortization     5,402         4,538           10,508         9,236
                               -----------------------------------------------------

Operating profit                  3,967         4,297            8,352         6,850

Interest expense                  7,267         6,883           14,201        13,579
Other (expenses) income, net        (10)          (12)             (64)            0
                               -----------------------------------------------------

Loss before income taxes         (3,310)       (2,598)          (5,913)       (6,729)
Income taxes                         63            62              131           124
                               -----------------------------------------------------

Net loss                       $ (3,373)     $ (2,660)        $ (6,044)     $ (6,853)
                               =====================================================

                           See accompanying notes.


                         STAR MARKETS COMPANY, INC.

                          STATEMENTS OF CASH FLOWS

                                 (Unaudited)
                           (Amounts in thousands)

                                                 26 Weeks Ended   26 Weeks Ended
                                                 August 3,        July 29,
                                                 1996             1995
- --------------------------------------------------------------------------------

Operating activities
Net loss                                         $ (6,044)        $ (6,853)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Amortization of deferred financing costs            772               764
  Depreciation and amortization                    10,508             9,236
  Loss on sale or disposal of property and
   equipment                                           64                 5
  Changes in operating assets and
   liabilities:
    Accounts receivable                              (340)              476
    Inventories                                       700             5,232
    Prepaid expenses                                 (949)              526
    Accounts payable                                5,398             1,587
    Accrued payroll and benefits                   (1,716)           (2,608)
    Self-insurance reserves                         1,249              (963)
    Accrued interest                                 (900)              952
    Other current liabilities                      (2,392)            2,692
    Other                                             203            (1,386)
                                                  -------------------------
Net cash provided by operating activities           6,553             9,660

Investing activities
Purchases of property and equipment               (19,011)          (27,084)
Proceeds from sale of property and equipment        4,302             3,931
Decrease in restricted cash                         6,028
Purchase of Cape Ann Market, Inc.                                    (5,140)
Acquisition of leasehold interests                (19,621)
                                                 --------------------------
Net cash used in investing activities             (28,302)          (28,293)

Financing Activities
Net proceeds from revolving credit facility         3,400            19,700
Proceeds from note payable                          4,087
Repayment of long-term debt                          (375)
Preferred dividends paid                             (612)             (608)
Deposits refunded                                   4,000
Equity contribution                                12,000
Deferred financing costs                                               (181)
                                                 --------------------------
Net cash provided by financing activities          22,500            18,911

Net increase in cash and cash equivalents             751               278
Cash and cash equivalents beginning of period           0                 0
                                                 --------------------------
Cash and cash equivalents end of period          $    751          $    278
                                                 ==========================

Supplemental disclosure of cash flow
 information:
  Cash paid for interest                         $ 14,580          $ 11,729
  Cash paid for income taxes                          226               271

                           See accompanying notes.


                         STAR MARKETS COMPANY, INC.

                        Notes to Financial Statements

                               August 3, 1996

                                 (Unaudited)

Note 1 - Background
Star Markets Company, Inc., a Massachusetts corporation ("Star" or the "Company"), is a leading food retailer in the metropolitan Boston area, operating 46 stores as of August 3, 1996. Additionally, the Company operates a wholesale business which provides warehousing, distribution and certain administrative services to independent store locations throughout the New England area.

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

Note 2 - Basis of Presentation
The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are of a normal recurring nature, to fairly state the Company's financial position and results of operations for the periods presented. The results of operations for the 13 week and 26 week periods ended August 3, 1996 are not necessarily indicative of the results to be expected for the entire year ending February 1, 1997. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended February 3, 1996.

Note 3 - Accounting Policy
Effective February 4, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. There was no effect on the financial statements due to the adoption of the provisions of this statement.


                         STAR MARKETS COMPANY, INC.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations
Results of operations for the 13 weeks and 26 weeks ended August 3, 1996 are referred to herein as "Quarter 1996" and "Interim 1996", respectively and the 13 weeks and 26 weeks ended July 29, 1995 are referred to as "Quarter 1995" and "Interim 1995", respectively.

Quarter 1996

Revenues
Total revenues increased 13.2% in Quarter 1996 to $231.0 million from $204.0 million in Quarter 1995. Sales from retail operations for Quarter 1996 increased 16.7% to $210.8 million from $180.6 million for Quarter 1995. The growth in retail sales was attributable both to an increase in the number of stores operated and a 5.2% increase in comparable store sales in Quarter 1996. Revenues from wholesale operations for Quarter 1996 declined 13.4% to $20.3 million from $23.4 million for Quarter 1995. The decrease in wholesale sales was primarily due to the loss of three wholesale accounts which ceased operations due to increased competition in their respective trading areas.

Gross Profit
Gross profit increased 23.5% in Quarter 1996 to $57.3 million from $46.4 million in Quarter 1995. Gross profit as a percentage of total revenues increased to 24.8% in Quarter 1996 from 22.8% in Quarter 1995. Gross profit from retail operations increased 25.4% in Quarter 1996 to $56.1 million from $44.8 million in Quarter 1995 due to the increase in retail sales and to an increase in margin rate. Gross profit as a percentage of sales for retail operations increased to 26.6% in Quarter 1996 from 24.8% in Quarter 1995. The increase in gross profit as a percentage of sales was primarily due to improvements in merchandising margin, particularly in perishable categories. Gross profit from wholesale operations for Quarter 1996 decreased 28.6% to $1.2 million from $1.7 million in Quarter 1995. Gross profit as a percentage of wholesale revenues for Quarter 1996 decreased to 5.9% from 7.1% in Quarter 1995, primarily due to a decrease in margins in non-perishable categories.

Operating and Administrative Expenses
Operating and administrative expenses increased by 27.5% to $47.9 million in Quarter 1996 from $37.6 million in Quarter 1995. Operating and administrative expenses as a percentage of total revenues increased to 20.7% in Quarter 1996 from 18.4% in Quarter 1995. Operating and administrative expenses as a percentage of total revenues continue to exceed prior year rates due to a number of factors, including an increase in retail operations which incur a higher rate of operating and administrative expenses than wholesale operations, an increase in rent expense during Quarter 1996 as a result of sale-leaseback transactions, and additional administrative costs as the Company continues to grow.

Interest Expense
Net interest expense, primarily related to interest expense on debt incurred to finance the acquisition of the Company, was $7.3 million in Quarter 1996 and $6.9 million in Quarter 1995.

Interim 1996

Revenues
Total revenues in Interim 1996 increased 11.4% to $448.1 million from $402.2 million in Interim 1995. Sales from retail operations for Interim 1996 increased 14.8% to $409.2 million from $356.4 million for Interim 1995. The growth in retail sales was attributable both to an increase in the number of stores operated and a 3.0% increase in comparable store sales. Revenues from wholesale operations for Interim 1996 declined 15.2% to $38.8 million from $45.8 million for Interim 1995. The decrease in wholesale sales was primarily due to the loss of three wholesale accounts which ceased operations due to increased competition in their respective trading areas.

Gross Profit
Gross profit increased 25.1% in Interim 1996 to $112.0 million from $89.5 million in Interim 1995. Gross profit as a percentage of total revenues increased to 25.0% in Interim 1996 from 22.3% in Interim 1995. Gross profit from retail operations increased 26.7% in Interim 1996 to $109.6 million from $86.5 million in Interim 1995. Gross profit as a percentage of sales for retail operations increased to 26.8% in Interim 1996 from 24.3% in Interim 1995. The increase in gross profit as a percentage of sales was primarily due to improvements in merchandising margin, particularly in perishable categories. Gross profit from wholesale operations for Interim 1996 decreased by 20.9% to $2.4 million from $3.0 million in Interim 1995. Gross profit as a percentage of wholesale revenues decreased to 6.2% in Interim 1996 from 6.6% in Interim 1995.

Operating and Administrative Expenses
Operating and administrative expenses increased by 26.9% to $93.2 million in Interim 1996 from $73.4 million in Interim 1995. Operating and administrative expenses as a percentage of total revenues increased to 20.8% in Interim 1996 from 18.3% in Interim 1995. Operating and administrative expenses as a percentage of total revenues continue to exceed prior year rates due to a number of factors, including an increase in retail operations which incur a higher rate of operating and administrative expenses than wholesale operations, an increase in rent expense during Interim 1996 as a result of sale-leaseback transactions, and additional administrative costs as the Company continues to grow.

Interest Expense
Net interest expense, primarily related to interest expense on debt incurred to finance the acquisition of the Company, was $14.2 million in Interim 1996 and $13.6 million in Interim 1995.

Liquidity and Capital Resources
The Company's liquidity needs arise primarily from debt service on the indebtedness incurred in connection with the acquisition of the Company, and funding of the Company's capital expenditure and working capital requirements.

As of September 5, 1996 the Company's debt included (i) $108.6 million in borrowings under the term loan portion of the Senior Credit Facility, (ii) $39.8 million in borrowings under the revolving credit portion of the Senior Credit Facility, and (iii) $110.0 million in Senior Subordinated Notes due 2004. At September 5, 1996 the Company had $10.0 million drawn under the letter of credit facilities of the Senior Credit Facility and $39.8 million drawn under the revolving credit portion of the Senior Credit Facility, leaving an aggregate of $25.2 million of unused revolving credit available under the Senior Credit Facility.

In July 1996, the Company completed the purchase of 10 locations from the Shop & Stop Companies, Inc. ("Stop & Shop"), for an aggregate purchase price of $28.0 million excluding related fees and inventory. The acquisitions were partially funded by an equity contribution of $12.0 million from certain of the Company's existing shareholders. Nine of the locations opened late in Quarter 1996. Four of the locations are operated as superstores and five as conventional stores. One of the new superstores is a replacement store for a conventional store which closed in Quarter 1996. The Company will convert the remaining acquired location, and the conventional store which closed during Quarter 1996 to a new format which emphasizes natural/healthy foods. The two stores are expected to open later in fiscal 1996.

In addition to the acquisition cost of the 10 locations, the Company currently plans to make total capital expenditures of approximately $23.2 million in fiscal 1996. Capital expenditures for Quarter 1996 including the acquisition, were $33.3 million compared with $25.3 million in Quarter 1995. For Interim 1996, capital expenditures were $38.6 million compared with $31.5 million in Interim 1995. Capital expenditures include expanding and remodeling one conventional store, remodeling two superstores, the acquisition of the 10 Stop & Shop locations and costs to convert the 10 acquired locations to the Star format. The Company's fiscal 1996 capital expenditure plan also includes spending for maintenance, information systems, and distribution.

In addition to the equity contribution from certain of its existing shareholders, the Company believes that funds generated from operations, proceeds from sale-leaseback transactions of currently owned properties, and borrowings under the Senior Credit Facility will provide sufficient resources through fiscal 1996 to permit it to meet its working capital requirements, to make all interest and principal payments due and payable on the Subordinated Notes and its existing indebtedness and planned capital expenditures. However, if the Company's cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be required to reduce or delay planned capital expenditures, sell assets, obtain additional equity capital or restructure debt.


                         STAR MARKETS COMPANY, INC.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

The following exhibits are included herein:

  (27)   Financial Data Schedule

The Company did not file any reports on Form 8-K for the 13 weeks ended August 3, 1996.


                         STAR MARKETS COMPANY, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Star Markets Company, Inc.
                                        (Registrant)

Date: September 16, 1996               By: Robert R. Spellman
                                           Robert R. Spellman
                                           Executive Vice President,
                                           Chief Financial and Accounting
                                           Officer