Form 10-Q
period 1996-11-02
STAR MARKETS CO INC
filed 1996-12-13
CIK 933160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended November 2, 1996

                        Commission File Number: 33-86690


                           STAR MARKETS COMPANY, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             MASSACHUSETTS                               04-3243710
----------------------------------------     ----------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification Number)


  625 MT. AUBURN STREET, CAMBRIDGE, MA                     02138
----------------------------------------     ----------------------------------
(Address of principal executive offices)                 (Zip Code)


                                 (617) 528-2550
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      NONE
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Number of shares of the issuer's common stock, outstanding as of November 29, 1996: 5,000 shares.

                           STAR MARKETS COMPANY, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited).


The following statements of Star Markets Company, Inc. are included herein:

Balance sheets--November 2, 1996 and February 3, 1996
Statements of operations--13 weeks ended November 2, 1996 and October 28, 1995;
                          39 weeks ended November 2, 1996 and October 28, 1995
Statements of cash flows--39 weeks ended November 2, 1996 and October 28, 1995 Notes to financial statements--November 2, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.


Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                           STAR MARKETS COMPANY, INC.

                                 BALANCE SHEETS

                                   (Unaudited)
                    (Amounts in thousands, except share data)


                                                                 November 2,    February 3,
                                                                    1996           1996
                                                                 -----------    -----------
Assets
Current assets:
  Accounts receivable, net of reserve for doubtful accounts
   of $2,055 in November and $1,779 in February                   $  14,495      $  13,544
  Inventory                                                          69,645         62,915
  Prepaid expenses                                                    6,747          5,044
  Deferred taxes                                                     17,159          9,946
                                                                  ------------------------
Total current assets                                                108,046         91,449

Property and equipment at cost:
  Land                                                               31,015         32,402
  Building                                                           66,915         68,876
  Equipment & fixtures                                               84,233         71,148
  Leasehold improvements                                             38,395         28,670
                                                                  ------------------------
Total property & equipment                                          220,558        201,096
  Less accumulated depreciation and amortization                     31,044         19,423
                                                                  ------------------------
Net property and equipment                                          189,514        181,673

Other assets, net                                                    33,554         25,885
Goodwill, net                                                       134,073        136,442
                                                                  ========================
Total Assets                                                      $ 465,187      $ 435,449
                                                                  ========================

Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                                                $  51,893      $  39,770
  Accrued payroll & benefits                                         11,866         12,509
  Current portion self-insurance                                      8,653          7,967
  Accrued interest                                                    2,360          5,133
  Other current liabilities                                           6,176         10,170
                                                                  ------------------------
Total current liabilities                                            80,948         75,549

Deferred taxes                                                       17,159          9,946
Self-insurance and other liabilities                                 26,459         23,219
Long-term debt                                                      267,625        257,400

Redeemable preferred stock, redemption value $11,000                 10,206         10,134

Shareholder's equity:
  Common stock, $.01 par value, 10,000 shares authorized
   and 5,000 shares outstanding                                           0              0
  Additional paid-in-capital                                         85,101         73,692
  Retained earnings (deficit)                                       (22,311)       (14,491)
                                                                  ------------------------
Total shareholder's equity                                           62,790         59,201
                                                                  ========================

Total Liabilities and Shareholder's Equity                        $ 465,187      $ 435,449
                                                                  ========================


See accompanying notes.

                           STAR MARKETS COMPANY, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)
                             (Amounts in thousands)


                                            13 Weeks       13 Weeks       39 Weeks       39 Weeks
                                              Ended          Ended          Ended          Ended
                                           November 2,    October 28,    November 2,    October 28,
                                              1996           1995           1996           1995
                                           -----------    -----------    -----------    -----------

Total revenues                              $ 252,736      $ 205,423      $ 700,815      $ 607,628
Cost of goods sold                            189,600        158,512        525,655        471,197
                                            ------------------------------------------------------

Gross profit                                   63,136         46,911        175,160        136,431

Operating and administrative expenses          51,746         38,495        144,910        111,929
Depreciation and amortization                   5,770          4,743         16,278         13,979
                                            ------------------------------------------------------

Operating profit                                5,620          3,673         13,972         10,523

Interest expense                                7,303          6,830         21,504         20,409
Other (expenses) income, net                       24            123            (40)           123
                                            ------------------------------------------------------

Loss before income taxes                       (1,659)        (3,034)        (7,572)        (9,763)
Income taxes                                      117             62            248            186
                                            ------------------------------------------------------

Net loss                                    $  (1,776)     $  (3,096)     $  (7,820)     $  (9,949)
                                            ======================================================

See accompanying notes.

                           STAR MARKETS COMPANY, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                             (Amounts in thousands)

                                                               39 Weeks     39 Weeks
                                                                 Ended        Ended
                                                              November 2,  October 28,
                                                                 1996         1995
                                                              -----------  -----------
Operating activities
Net loss                                                     $ (7,820)     $ (9,949)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
  Amortization of deferred financing costs                      1,157         1,148
  Depreciation and amortization                                16,278        13,979
  Loss (gain) on sale or disposal of property and equipment        42          (116)
  Changes in operating assets and liabilities:
    Accounts receivable                                          (951)        2,090
    Inventories                                                (6,730)       (5,604)
    Prepaid expenses                                           (1,703)         (519)
    Accounts payable                                           12,123         8,094
    Accrued payroll and benefits                                 (643)       (1,915)
    Self-insurance reserves                                       686          (419)
    Accrued interest                                           (2,773)        3,550
    Other current liabilities                                  (4,386)       (2,483)
    Other                                                         294        (1,124)
                                                             --------      --------
Net cash provided by operating activities                       5,574         6,732

Investing activities
Purchases of property and equipment                           (24,982)      (45,430)
Proceeds from sale of property and equipment                    4,326        34,809
Decrease in restricted cash                                     6,028
Purchase of Cape Ann Market, Inc.                                            (5,247)
Acquisition of leasehold interests                            (19,860)
                                                             --------      --------
Net cash used in investing activities                         (34,488)      (15,868)

Financing Activities
Net proceeds from revolving credit facility                    10,600        14,800
Proceeds from note payable                                      4,087
Repayment of note payable                                        (168)
Repayment of long-term debt                                      (375)         (375)
Preferred dividends paid                                       (1,230)         (608)
Deposits refunded (made)                                        4,000        (4,500)
Equity contribution                                            12,000
Deferred financing costs                                                       (181)
                                                             --------      --------
Net cash provided by financing activities                      28,914         9,136

Net increase in cash and cash equivalents                           0             0
Cash and cash equivalents beginning of period                       0             0
                                                             ========      ========
Cash and cash equivalents end of period                      $      0      $      0
                                                             ========      ========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $ 23,013      $ 15,545
  Cash paid for income taxes                                      340           336


See accompanying notes.

                           STAR MARKETS COMPANY, INC.

                          Notes to Financial Statements

                                November 2, 1996

                                   (Unaudited)

Note 1 - Background
-------------------

Star Markets Company, Inc., a Massachusetts corporation ("Star" or the "Company"), is a leading food retailer in the metropolitan Boston area, operating 47 stores as of November 2, 1996. Additionally, the Company operates a wholesale business which provides warehousing, distribution and certain administrative services to independent store locations throughout the New England area.

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

Note 2 - Basis of Presentation
------------------------------

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are of a normal recurring nature, to fairly state the Company's financial position and results of operations for the periods presented. The results of operations for the 13 week and 39 week periods ended November 2, 1996 are not necessarily indicative of the results to be expected for the entire year ending February 1, 1997. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended February 3, 1996.

Note 3 - Accounting Policy
--------------------------

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

                           STAR MARKETS COMPANY, INC.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations
---------------------

Results of operations for the 13 weeks and 39 weeks ended November 2, 1996 are referred to herein as "Quarter 1996" and "Interim 1996", respectively and the 13 weeks and 39 weeks ended October 28, 1995 are referred to as "Quarter 1995" and "Interim 1995", respectively.

Late in Quarter 1996 the Company opened its first freestanding Wild Harvest location, a new format which emphasizes natural/healthy foods. The Company currently operates 20 superstores, 26 conventional stores, and one natural food store. The Company also operates a wholesale food business.

Quarter 1996
------------

Revenues
--------

Total revenues increased 23.0% in Quarter 1996 to $252.7 million from $205.4 million in Quarter 1995. Sales from retail operations for Quarter 1996 increased 27.7% to $233.4 million from $182.8 million for Quarter 1995. The growth in retail sales was attributable both to an increase in the number of stores operated and a 6.4% increase in comparable store sales in Quarter 1996. Revenues from wholesale operations for Quarter 1996 declined 14.6% to $19.3 million from $22.6 million for Quarter 1995. The decrease in wholesale sales was primarily due to the loss of certain wholesale accounts which ceased operations due to increased competition in their respective trading areas.

Gross Profit
------------

Gross profit increased 34.6% in Quarter 1996 to $63.1 million from $46.9 million in Quarter 1995. Gross profit as a percentage of total revenues increased to 25.0% in Quarter 1996 from 22.8% in Quarter 1995. Gross profit from retail operations increased 36.2% in Quarter 1996 to $61.9 million from $45.5 million in Quarter 1995 due to the increase in retail sales and to an increase in margin rate. Gross profit as a percentage of sales for retail operations increased to 26.5% in Quarter 1996 from 24.9% in Quarter 1995. The increase in gross profit as a percentage of sales was primarily due to improvements in merchandising margin, particularly in perishable categories. Gross profit from wholesale operations for Quarter 1996 decreased 17.3% to $1.2 million from $1.4 million in Quarter 1995. Gross profit as a percentage of wholesale revenues for Quarter 1996 decreased to 6.1% from 6.3% in Quarter 1995.

Operating and Administrative Expenses
-------------------------------------

Operating and administrative expenses increased by 34.4% to $51.7 million in Quarter 1996 from $38.5 million in Quarter 1995. Operating and administrative expenses as a percentage of total revenues increased to 20.5% in Quarter 1996 from 18.7% in Quarter 1995.

Operating and administrative expenses as a percentage of total revenues exceed prior year rates due to a number of factors, including an increase in retail operations which incur a higher rate of operating and administrative expenses than wholesale operations, an increase in rent expense during Quarter 1996 as a result of sale-leaseback transactions which occurred in October 1995 and January 1996, and additional administrative costs as the Company continues to grow.

Interest Expense
----------------

Net interest expense, primarily related to interest expense on debt incurred to finance the acquisition of the Company, was $7.3 million in Quarter 1996 and $6.8 million in Quarter 1995.

Interim 1996
------------

Revenues
--------

Total revenues in Interim 1996 increased 15.3% to $700.8 million from $607.6 million in Interim 1995. Sales from retail operations for Interim 1996 increased 19.2% to $642.6 million from $539.2 million for Interim 1995. The growth in retail sales was attributable both to an increase in the number of stores operated and a 4.2% increase in comparable store sales. Revenues from wholesale operations for Interim 1996 declined 15.0% to $58.2 million from $68.4 million for Interim 1995. The decrease in wholesale sales was primarily due to the loss of certain wholesale accounts which ceased operations due to increased competition in their respective trading areas.

Gross Profit
------------

Gross profit increased 28.4% in Interim 1996 to $175.2 million from $136.4 million in Interim 1995. Gross profit as a percentage of total revenues increased to 25.0% in Interim 1996 from 22.5% in Interim 1995. Gross profit from retail operations increased 30.0% in Interim 1996 to $171.2 million from $132.0 million in Interim 1995. Gross profit as a percentage of sales for retail operations increased to 26.7% in Interim 1996 from 24.5% in Interim 1995. The increase in gross profit as a percentage of sales was primarily due to improvements in merchandising margin, particularly in perishable categories. Gross profit from wholesale operations for Interim 1996 decreased by 19.7% to $3.6 million from $4.5 million in Interim 1995. Gross profit as a percentage of wholesale revenues decreased to 6.2% in Interim 1996 from 6.5% in Interim 1995.

Operating and Administrative Expenses
-------------------------------------

Operating and administrative expenses increased by 29.5% to $144.9 million in Interim 1996 from $111.9 million in Interim 1995. Operating and administrative expenses as a percentage of total revenues increased to 20.7% in Interim 1996 from 18.4% in Interim 1995.

Operating and administrative expenses as a percentage of total revenues exceed prior year rates due to a number of factors, including an increase in retail operations which incur a higher rate of operating and administrative expenses than wholesale operations, an increase in rent expense during Interim 1996 as a result of sale-leaseback transactions which occurred in October 1995 and January 1996, and additional administrative costs as the Company continues to grow.

Interest Expense
----------------

Net interest expense, primarily related to interest expense on debt incurred to finance the acquisition of the Company, was $21.5 million in Interim 1996 and $20.4 million in Interim 1995.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity needs arise primarily from debt service on the indebtedness incurred in connection with the acquisition of the Company, and funding of the Company's capital expenditure and working capital requirements.

As of November 29, 1996 the Company's debt included (i) $108.6 million in borrowings under the term loan portion of the Senior Credit Facility, (ii) $53.1 million in borrowings under the revolving credit portion of the Senior Credit Facility, and (iii) $110.0 million in Senior Subordinated Notes due 2004. At November 29, 1996 the Company had $6.9 million drawn under the letter of credit facilities of the Senior Credit Facility and $53.1 million drawn under the revolving credit portion of the Senior Credit Facility, leaving an aggregate of $15.0 million of unused revolving credit available under the Senior Credit Facility.

The Company currently plans to make total capital expenditures of approximately $53.3 million in fiscal 1996, which includes the cost of acquiring 10 locations in the previous quarter. Capital expenditures for Quarter 1996 were $6.2 million compared with $18.5 million in Quarter 1995. For Interim 1996, capital expenditures were $44.8 million compared with $50.0 million in Interim 1995. Capital expenditures include the acquisition of 10 locations from The Stop & Shop Companies, Inc., costs to convert the 10 acquired locations to Star formats, expanding and remodeling one conventional store, remodeling two superstores, and costs to convert a conventional store which closed during the previous quarter to the new Wild Harvest format. The Company's fiscal 1996 capital expenditure plan also includes spending for maintenance, information systems, and distribution.

The Company believes that funds generated from operations, proceeds from sale-leaseback transactions of currently owned properties, and borrowings under the Senior Credit Facility will provide sufficient resources through fiscal 1997 to permit it to fund planned capital expenditures and working capital requirements and make all interest and principal payments due on the Subordinated Notes and existing indebtedness. However, if the Company's cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be required to reduce or delay planned capital expenditures, sell assets, obtain additional equity capital or restructure debt.

                           STAR MARKETS COMPANY, INC.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

The following exhibits are included herein:

(27) Financial Data Schedule

The Company did not file any reports on Form 8-K for the 13 weeks ended November 2, 1996.

                           STAR MARKETS COMPANY, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Star Markets Company, Inc.
                                       (Registrant)

Date:December 13, 1996                 By: Robert R. Spellman
                                       -----------------------------------------
                                       Robert R. Spellman
                                         Executive Vice President,
                                         Chief Financial and Accounting Officer