Form 10-K
period 1997-02-01
STAR MARKETS CO INC
filed 1997-05-02
CIK 933160

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended February 1, 1997

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number:  33-86690
                                               --------

                         STAR MARKETS COMPANY, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            MASSACHUSETTS                            04-3243710
    -------------------------------            ----------------------
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)             Identification Number)

 625 MT. AUBURN STREET, CAMBRIDGE, MA                   02138
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)

                               (617) 528-2550
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the voting stock held by nonaffiliates of the registrant at April 21, 1997: None

Number of shares of the issuer's common stock, outstanding as of April 21, 1997: 5,000 shares

Documents incorporated by reference:  None


                                   PART I

Item 1. Business
----------------
Throughout this report, the "Company" or "Star" refers to Star Markets Company, Inc. ("Successor"), which acquired the assets and business of the Star Market Company operating division of Jewel Food Stores, Inc. ("Predecessor" or "Star Markets"), a wholly owned subsidiary of American Stores Company (the "Parent" or "ASC"). Star Markets Company, Inc., a Massachusetts corporation, is a wholly-owned subsidiary of Star Markets Holdings, Inc., ("Holdings"), a Massachusetts corporation. Both the Company and Holdings were formed for purposes of the acquisition.

Historical financial statements of Predecessor are presented as if it existed as a separate entity during the periods presented.

The Company is a leading regional food retailer, with 48 stores (at the end of fiscal 1996) located in Eastern Massachusetts. Thirty-one of the Company's 48 stores are located inside Route 128, an area which includes many of the most densely populated and affluent communities in the metropolitan Boston area. The Company also operates a wholesale food business serving locations in New England and New York. The Company employs approximately 9,400 people.

On September 8, 1994, the Company acquired the business and assets of Star Markets from ASC (the "Acquisition"). The Company was formed to acquire Star Markets on behalf of affiliates of INVESTCORP SA ("Investcorp"), management and certain other investors. In connection with the Acquisition, the Company acquired rights to expand into certain adjacent store sites and to acquire and develop certain additional store sites. In addition, management negotiated extensions for a number of its store leases.

In July 1996, the Company acquired 10 supermarket locations, comprising three stores in greater Boston and seven stores on Cape Cod, Massachusetts, from The Stop & Shop Companies, Inc. ("Stop & Shop"). Nine of the locations, comprising four superstores and five conventional, opened late in the second quarter ended August 2, 1996. The remaining location opened as the first free-standing Wild Harvest store in October 1996. One of the new superstores is a replacement store for a conventional store which closed in the second quarter of 1996 and reopened as a Wild Harvest store in December 1996.

Store formats
-------------
The Company currently operates three food retailing formats: superstores, conventional stores, and Wild Harvest stores.

Superstores
-----------
The Company's 20 superstores offer a wider range of goods and services than its conventional stores. In addition to traditional supermarket offerings, the Company's superstores contain most of the following specialty service areas: full-service bakeries, delicatessens with prepared foods, self-service salad bars, floral departments, pharmacies, "Petcetera" pet food and accessories departments, "Wild Harvest" natural foods departments, and full-service kitchens offering a variety of freshly prepared meal selections. Prepared foods include store-cooked meats and poultry, salads and baked goods.

Four of the locations acquired from Stop & Shop are superstores, one of which replaced a conventional store which closed in 1996. The Company remodeled two of its existing superstores during 1996.

Conventional Stores
-------------------
The Company currently operates 26 conventional stores which offer a wide selection of national brands and private label products as well as high-quality produce, meat, seafood, and a select line of general merchandise. Conventional stores typically contain one or more specialty service departments, such as floral, seafood, bakery or delicatessen. During 1996, the Company acquired five conventional stores and replaced a conventional store with an acquired superstore during 1996.

Wild Harvest Stores
-------------------
The Company introduced a new format in two locations during 1996. The Medford Wild Harvest location was acquired from Stop & Shop and the Saugus Wild Harvest location was previously a Star conventional store. Wild Harvest stores offer an extensive selection of natural foods, natural meats and seafood, bulk foods, and fresh fruits and vegetables including, certified organic, pesticide-free, conventional and locally grown produce. Wild Harvest stores also offer: "Wild Juices," a California style juice bar; "Harvest Grain," a scratch bakery where bakers make their own dough from unbleached and unbromated flours; a Granola Factory where 12 different granolas are made on-site and baked fresh daily; "Harvest Table," a selection of healthy, prepared foods for time-starved consumers; and a Wellness Department, which offers a complete assortment of natural vitamins, nutritional supplements, herbal and homeopathic remedies and natural personal care products. In addition to the items mentioned above, Wild Harvest stores feature a selection of the most popular grocery items sold in traditional supermarkets allowing consumers one shopping destination.

Marketing
---------
The Company's marketing strategy emphasizes its long-standing reputation for quality perishable goods and superior customer service. The Company's advertising also highlights its broad selection of national brand and private label merchandise via weekly circulars and through radio and television commercials. The Wild Harvest advertising programs emphasize fresh affordable natural foods as well as the convenience of one-stop shopping. In November 1995, the Company was the first food retailer in the metropolitan Boston area to introduce a card-based marketing and merchandising program designed to increase customer loyalty. The Star Advantage Card offers customers promotional benefits and eliminates the need to clip Star circular coupons. Wild Harvest stores offer the Wild Card with benefits similar to the Star Advantage Card. During 1996, the Company utilized both cards, which also track customers' purchasing data, to target specific customers for certain promotional events.

Information Systems
-------------------
The Company's management information systems and point-of-sale scanning technology reduce labor costs attributable to product pricing and customer check-out, and provide management with information that facilitates purchasing, receiving and management of inventory and accounts payable. The Company has point-of-sale scanning technology in all of its stores. All stores use electronic systems for employee time and attendance records. The Company believes that its information systems enable management to operate efficiently in product procurement, store delivery scheduling, inventory management and pricing accuracy.

In conjunction with the Acquisition, the Company developed a plan to upgrade and/or replace a significant portion of its information systems architecture to state-of-the-art technology. During 1996, the Company successfully completed and implemented the first phase of replacing the core application software within its buying, merchandising and inventory management systems. The project is scheduled for completion in fiscal 1997. The Company made infrastructure upgrades during 1996 to its store network resulting in more timely information and better customer service.

Distribution
------------
The Company operates a warehouse and distribution complex in Norwood, Massachusetts that supplies both the Company's retail and wholesale operations with dry grocery, dairy and perishable products. This facility provides approximately 14.5 million cubic feet of storage space, or capacity for approximately 1.6 million cases of product. Management believes this facility has sufficient capacity to support the Company's growth plans over the next several years. The Norwood complex is conveniently located within the Company's market area and provides efficient distribution of product with a fleet of 30 tractors and 421 trailers. The Norwood complex also includes a corrugated paper recycling facility that reclaims packaging materials from the stores and prepares it for sale to processors of corrugated paper products.

Competition
-----------
The retail food industry is highly competitive. It is characterized by narrow profit margins and, accordingly, earnings are dependent on high sales volume and operating efficiency. The Company's competitors include regional and local supermarket chains and natural food stores, independent grocery stores, specialty food stores, warehouse club stores, drug stores and convenience stores. Supermarket chains generally compete on the basis of location, quality of products, service, price, product variety and store condition. The Company's principal competitors include Stop & Shop, Shaw's, Roche Bros., Bread & Circus, and Demoulas.

Merchandising Programs
----------------------
The Company's merchandising programs are designed to increase gross margins and optimize product assortment. The key elements of the Company's merchandising strategy are to (i) provide its superstores with a wider range of non-grocery items, such as home office products, kitchen and bath items, books and magazines and other general merchandise, (ii) introduce high-quality prepared foods departments, (iii) provide an expanded selection of high-quality perishable products from its existing in-store bakeries, seafood, floral, and produce departments, (iv) expand the Company's offerings of natural, organic and ethnic foods, and (v) establish specialty departments, such as juice bars, prepared foods, "Petcetera" pet food and accessories departments, and "Wild Harvest" natural food departments, where space permits. In addition, the Company is implementing strategies to increase its sales of private label products. The Company intends to increase sales of private label products by offering a wider range of private label products and improving the marketing and merchandising of such products. Further, the Company has exclusive distribution rights within its trade area for the President's Choice brand of products, a line of high-quality packaged products.

Wholesale Operations
--------------------
The Company's wholesale operations principally involve the distribution of grocery and perishable products to locations in New England and New York. Approximately 17 of these locations are contractually allowed to operate under the "Star" name, provided that the customer complies with certain operating covenants intended to protect the value of the "Star" trade name by insuring that the customer's stores are clean and well-run. The existing contracts are generally terminable by the Company on 30 days notice. In addition to providing product distribution, the Company also offers marketing and advertising programs to wholesale customers for an incremental charge. The Company does not generally provide financing to its wholesale customers, other than the Company's standard payment terms for product purchases.

Item 2. Properties
------------------
At the end of fiscal 1996, the Company owned eight stores, its office in Cambridge, Massachusetts and its warehouse and distribution complex in Norwood, Massachusetts. In addition, as of the end of fiscal 1996, the Company owned one non-operating retail site located in Rhode Island. The Company has granted mortgages on all of its real estate to the lenders under its Senior Credit Facility to secure the Company's obligations thereunder. The Company sold one non-operating retail site during fiscal 1996, and in February 1997, subsequent to fiscal 1996, the Company completed a sale-leaseback transaction for one of its operating properties.

At the end of fiscal 1996, the Company leased 40 stores throughout the metropolitan Boston area and Cape Cod, Massachusetts. The leases for the 40 stores have an average life of approximately 32 years until final expiration, and only one lease has a remaining term of less than five years. The Company will continue to evaluate additional sale-leaseback transactions for properties owned, and the sale of the remaining non-operating property to partially finance the anticipated growth of the Company.

Item 3. Legal Proceedings
-------------------------
From time to time, the Company has been involved in various legal proceedings. Management believes that all of such litigation is routine in nature and incidental to the conduct of the Company's business, and that none of such litigation, if determined adversely to the Company, would have a material adverse effect on the financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
No matters were submitted to a vote of security holders during the 13-week period ended February 1, 1997.

                                   PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters
------------------------------------------------------------------------------
There is no established public trading market for the Company's common equity. The authorized common stock of the Company consists of 10,000 shares of common stock, par value $.01 per share ("Common Stock"). At April 21, 1997, there were 5,000 shares of Common Stock issued and outstanding, all of which are held of record by Holdings. All outstanding shares of Common Stock are pledged to secure the Company's obligations under its Senior Credit Facility and, pursuant to restrictions contained therein, the Company is not expected to be able to pay dividends on its Common Stock for the foreseeable future, other than certain limited dividends permitted under the Senior
Credit Facility.

The Company's 13% Senior Subordinated Notes due 2004 (the "Subordinated Notes") were issued pursuant to an indenture (the "Indenture") containing certain covenants that also restrict the payment of dividends, the repurchase of capital stock and the making of other Restricted Payments (as defined in such indenture), subject to certain exceptions similar to those contained in the Senior Credit Facility.

Item 6. Selected Financial Data
-------------------------------
The following table sets forth summary historical financial data of Star Markets and the Company for the five fiscal years ended February 1, 1997. For financial statement purposes, the Acquisition was accounted for as a purchase effective September 10, 1994. As a result, the Company has adopted a new basis of accounting that reflects estimated fair values for assets and liabilities at that date. For additional information, see the Financial Statements included elsewhere in this report.

                                                       Predecessor                                  The Company
                                         -----------------------------------------   -----------------------------------------
                                         (52 Weeks)    (52 Weeks)                                   (53 Weeks)    (52 Weeks)
                                         Fiscal Year   Fiscal Year      32-Week        20-Week      Fiscal Year   Fiscal Year
                                            Ended         Ended      Period Ended    Period Ended      Ended         Ended
                                         January 30,   January 29,   September 10,   January 28,    February 3,   February 1,
                                            1993          1994           1994           1995           1996          1997
                                         ------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
                                         ------------------------------------------------------------------------------------

Operating Data:
  Revenues
    Retail                                 $703,622     $716,979       $427,762        $268,617     $  763,513    $  877,827
    Wholesale                               122,794      119,326         69,227          39,687         90,991        76,704
                                           ---------------------------------------------------------------------------------
Total revenues                              826,416      836,305        496,989         308,304        854,504       954,531

Gross profit
  Retail                                    171,613      176,408        104,249          65,293        191,418       234,514
  Wholesale                                   5,704        6,156          4,058           2,230          6,273         4,927
                                           ---------------------------------------------------------------------------------
Total gross profit                          177,317      182,564        108,307          67,523        197,691       239,441

Depreciation and amortization                12,557       12,841          8,295           7,218         19,326        22,178
Operating income                             26,715       29,705         15,266           6,384         19,642        19,949
Interest expense                                350           79             27           9,781         28,382        28,894
Income (loss) before extraordinary loss      15,905       17,476          8,592          (3,507)        (8,890)       (9,336)
Extraordinary loss                                                                       (2,094)
Net income (loss)                            15,905       17,476          8,592          (5,601)        (8,890)       (9,336)

Store Data (Period End):
  Number of stores                               31           32             33              33             38            48
  Selling square footage                    752,496      797,346        842,146         859,773      1,144,486     1,419,013

Balance Sheet Data (Period End):
  Total assets                             $186,440     $209,445       $208,084        $421,355     $  425,503    $  453,270
  Long-term debt                                                                        240,057        257,400       271,827
  Redeemable preferred stock                                                             10,037         10,134        10,230


Item 7. Management's Discussion and Analysis of the Results of Operations
-------------------------------------------------------------------------
and Financial Condition
-----------------------

Fiscal 1996 and Fiscal 1995

Revenues
--------
Revenues from retail operations for the 52-week period ended February 1, 1997 increased 15.0% to $877.8 million from $763.5 million for the 53-week period ended February 3, 1996. The increase in revenues from retail operations was due to both an increase in the number of stores operated and to increased revenues from existing stores. For stores open more than one year ("same store sales"), adjusted to reflect a 52-week comparison, revenues increased by 3.2% from the prior period. Revenues from wholesale operations for the 52-week period ended February 1, 1997 declined 15.7% to $76.7 million from $91.0 million for the 53-week period ended February 3, 1996. The decrease in wholesale revenues was primarily due to the loss of certain wholesale accounts which ceased operations due to increased competition in their respective trading areas.

Gross Profit
------------
Gross profit from retail operations for the 52-week period ended February 1, 1997 increased 22.5% to $234.5 million from $191.4 million for the 53-week period ended February 3, 1996 primarily due to the increase in revenues. Gross profit as a percentage of revenues for the retail operations for the 52-week period ended February 1, 1997 increased to 26.7% from 25.1% for the 53-week period ended February 3, 1996. The increase in gross profit as a percentage of revenues was primarily attributable to an increase in the gross margin rate in the perishable categories. Gross profit from wholesale operations for the 52-week period ended February 1, 1997 decreased 21.5% to $4.9 million from $6.3 million for the 53-week period ended February 3, 1996. Gross profit as a percentage of revenues for wholesale operations for the 52-week period ended February 1, 1997 decreased to 6.4% from 6.9% for the 53-week period ended February 3, 1996.

Operating and Administrative Expenses
-------------------------------------
Operating and administrative expenses for the 52-week period ended February 1, 1997 increased by 24.3% to $197.3 million from $158.7 million for the 53-week period ended February 3, 1996. Operating and administrative expenses as a percentage of total revenues for the 52-week period ended February 1, 1997 increased to 20.7% from 18.6% for the 53-week period ended February 3, 1996. The increase in operating and administrative expenses as a percentage of total revenues was attributable to a number of factors: continued investment in increased service levels in the stores; an increase in retail operations which incur a higher rate of operating and administrative expenses than wholesale operations; an increase in rent expense as a result of sale-leaseback transactions which occurred in October 1995 and January 1996; the acquisition of 10 locations during the period; the opening of the two new Wild Harvest stores as well as the operating and administrative infrastructure established to support existing and future Wild Harvest locations; and additional administrative costs as the Company continues to grow.

Depreciation and Amortization
-----------------------------
Depreciation and amortization expense, which includes the amortization of goodwill, was 2.3% of total revenues for the 52-week period ended February 1, 1997 and the 53-week period ended February 3, 1996.

Non-Operating Expenses
----------------------
Interest expense for the 52-week period ended February 1, 1997 increased to $28.9 million from $28.4 million for the 53-week period ended February 3, 1996. The Company recorded state income tax expense of $0.4 million for the 52-week period ended February 1, 1997 and $0.3 million for the 53-week period ended February 3, 1996. The Company did not record a federal or state tax benefit associated with the losses recorded in the 52-week period ended February 1, 1997 and the 53-week period ended February 3, 1996.

Fiscal 1995 and Fiscal 1994

Revenues
--------
Revenues from retail operations for the 53-week period ended February 3, 1996 increased 9.6% to $763.5 million from $696.4 million for the 52-week period ended January 28, 1995. For stores open more than one year ("same store sales"), adjusted to reflect a 52-week comparison, revenues declined by 1.0% from fiscal 1994. Same store sales results by quarter for the adjusted period ending February 3, 1996, were -3.7%, -4.5%, 0.3%, and 4.0%, respectively. The decline in same store sales during the first two quarters was primarily due to reduced promotional activity as compared to the prior year. Revenues from wholesale operations for the 53-week period ended February 3, 1996 declined 16.5% to $91.0 million from $108.9 million for the 52-week period ended January 28, 1995. The decrease in wholesale revenues was primarily due to the loss of certain wholesale accounts which ceased operations due to increased competition in their respective trading areas.

Gross Profit
------------
Gross profit from retail operations for the 53-week period ended February 3, 1996 increased 12.9% to $191.4 million from $169.5 million for the 52-week period ended January 28, 1995 primarily due to the increase in revenues. Gross profit as a percentage of revenues for retail operations for the 53-week period ended February 3, 1996 increased to 25.1% from 24.4% for the 52-week period ended January 28, 1995. The increase in gross profit as a percentage of revenues was primarily attributable to an increase in the gross margin rate in the non-perishable categories. Gross profit from wholesale operations for the 53-week period ended February 3, 1996 was $6.3 million, substantially the same as the 52-week period ended January 28, 1995. Gross profit as a percentage of revenues for wholesale operations for the 53-week period ended February 3, 1996 increased to 6.9% from 5.8% for the 52-week period ended January 28, 1995.

Operating and Administrative Expenses
-------------------------------------
Operating and administrative expenses for the 53-week period ended February 3, 1996 increased by 15.3% to $158.7 million from $137.7 million for the 52-week period ended January 28, 1995. Operating and administrative expenses as a percentage of total revenues for the 53-week period ended February 3, 1996 increased to 18.6% from 17.1% for the 52-week period ended January 28, 1995. The increase in operating and administrative expenses as a percentage of total revenues was primarily attributable to continued investment in increased service levels in the stores, the opening of two new superstores, and the acquisition of three conventional stores during fiscal 1995.

Depreciation and Amortization
-----------------------------
Depreciation and amortization expense, which includes the amortization of goodwill, was 2.3% of total revenues for the 53-week period ended February 3, 1996 and 1.9% of total revenues for the 52-week period ended January 28, 1995.

Non-Operating Expenses
----------------------
Interest expense for the 53-week period ended February 3, 1996 increased to $28.4 million from $9.8 million for the 52-week period ended January 28, 1995. The increase in interest expense was attributable to indebtedness incurred in connection with the Acquisition, the issuance of Subordinated Notes, and borrowings under the revolving credit facility to fund fixed asset and working capital requirements for new stores, acquisitions and expansions. Income tax expense for the 53-week period ended February 3, 1996 decreased to $0.3 million from $6.1 million for the 52-week period ended January 28, 1995. The Company recorded state income tax expense of $.3 million for the 53-week period ended February 3, 1996 and $0.1 million for the 20-week period ended January 28, 1995. The Company did not record a federal or state tax benefit associated with the losses recorded in the 53-week period ended February 3, 1996 and the 20-week period ended January 28, 1995.

Extraordinary Loss.
-------------------
The Company recorded an extraordinary loss of $2.1 million for the 20-week period ended January 28, 1995, resulting from the write-off of deferred financing costs related to the repayment of indebtedness under the Company's $75.0 million Subordinated Loan Facility dated September 8, 1994 (the "Subordinated Loan Facility") with the proceeds from the offering of the Subordinated Notes. The Company entered into the Subordinated Loan Facility in connection with the Acquisition.

Liquidity and Capital Resources
-------------------------------
The Company's liquidity needs arise primarily from debt service on the indebtedness incurred in connection with the Acquisition and the funding of the Company's store acquisitions, capital expenditure and working capital requirements.

The Company's total indebtedness as of April 21, 1997 was $259.0 million, which includes $110.0 million of Subordinated Notes due November 1, 2004, $145.4 million due under the Senior Credit Facility, and a $3.6 million note payable. The Senior Credit Facility provides for a $108.0 million term loan facility and a $75.0 million revolving credit facility. As of April 21, 1997, the Company had $8.8 million drawn under the letter of credit facilities of the Senior Credit Facility and $37.4 million drawn under the revolving credit portion of the Senior Credit Facility leaving an aggregate of $28.8 million of unused revolving credit availability under the Senior Credit Facility. The Company paid $1.3 million in aggregate principal amount which matured in 1996. An additional $0.9 million in aggregate principal amount will mature in 1997.

During 1996, the Company acquired 10 supermarket locations from Stop & Shop for an aggregate purchase price of $28.0 million, excluding related fees and inventory. In January 1996, the Company's lenders executed an amendment to the Senior Credit Facility which allowed the Company to utilize $12.0 million in proceeds from the sale of assets to fund a portion of this acquisition. The amendment to the Senior Credit Facility contemplated one additional location not included in the final agreement with Stop & Shop. Accordingly, the terms of the Senior Credit Facility were amended a second time in June 1996 to reflect the final agreement with Stop & Shop regarding the acquired locations. In addition, the Company incurred approximately $4.0 million in long-term debt payable to Stop & Shop over five years and the balance of the purchase price was funded by an equity contribution of $12.0 million from Holdings.

On April 21, 1997, the Company completed an amendment to the Senior Credit Facility in order to accommodate continued investment in new store growth. The amendment provides for a $108.0 million term loan facility and a $75.0 revolving credit facility, extends the revolving credit facility by two years to December 31, 2001, amends certain covenant levels, and replaces a term loan that was due in 1999 with a new term loan due in 2003.

Capital expenditures for fiscal 1996 were $54.8 million as compared to $65.3 million in fiscal 1995 and $29.8 million in fiscal 1994. Predecessor's capital expenditures were funded through cash flow from operations. Successor's capital expenditures have been funded through cash flow from operations, proceeds from sale-leaseback transactions, proceeds from the sale of non-operating properties, and borrowings under the revolving credit portion of its Senior Credit Facility. Subsequent to the end of fiscal 1996, the Company completed a sale-leaseback transaction for one of its stores for a gross selling price of $21.0 million.

The Company currently anticipates making capital expenditures of approximately $43.2 million in fiscal 1997. Capital expenditures will include opening two new superstores, opening a new superstore to replace an existing conventional store, remodeling six existing stores, converting one conventional store to a superstore, and opening two new Wild Harvest stores. Planned capital expenditures for fiscal 1997 include approximately $6.1 million for maintenance, systems, and distribution.

The Company believes that funds generated from operations, proceeds from additional sale-leaseback transactions and borrowings under the Senior Credit Facility will provide sufficient resources through fiscal 1997 to permit it to meet its working capital requirements, to make all interest and principal payments due and payable on the Subordinated Notes and its existing indebtedness and to fund planned capital expenditures. However, if the Company's cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be required to reduce or delay planned capital expenditures, sell assets, obtain additional equity capital or restructure its debt.

Borrowings under the Senior Credit Facility are subject to variable interest rates, which could cause the Company to be vulnerable to future increases in prevailing interest rates. To the extent that the Company is required to dedicate materially greater amounts of its cash flow from operations and other capital resources to pay interest on its outstanding indebtedness as a result of future interest rate increases, it will reduce the funds available for other purposes.

Item 8. Consolidated Financial Statements and Supplementary Data
----------------------------------------------------------------
The Consolidated financial statements and supplementary data are included under Item 14. of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------
None.

                                  Part III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------
The following table sets forth the name, age and position of each current director and executive officer of the Company. Each director of the Company will hold office until the next annual meeting of shareholders of the Company or until his or her successor has been elected and qualified. Officers of the Company are elected by the Board of Directors of the Company and serve at the discretion of the Board of Directors. The size of the Board of Directors may be increased from time to time.


Name                     Age    Positions
----                     ---    ---------

Henry J. Nasella         50     Chairman of the Board of Directors,
                                President and Chief Executive Officer
Robert R. Spellman       49     Director, Executive Vice President,
                                Administration, and Chief Financial Officer
Edward Albertian         44     Executive Vice President, Operations and
                                Chief Operating Officer
Carole O'Connor Gates    39     Executive Vice President, Marketing
William P. Paul          50     Executive Vice President, Merchandising


Henry J. Nasella became Chairman of the Board of Directors, President and Chief Executive Officer of the Company in September 1994 upon the consummation of the Acquisition. Prior to joining the Company, Mr. Nasella was Chief Executive Officer of Staples, the Office Superstore Division of Staples, Inc., a leading office products retailer, during 1993, and President of Staples, Inc. from 1988 through 1993. Mr. Nasella is also a director of Au Bon Pain Co., Inc.

Robert R. Spellman became a Director, Executive Vice President, Administration, and Chief Financial Officer of the Company in October 1994 upon the consummation of the Acquisition. Prior to joining the Company, he served as Senior Vice President, Finance of Staples, Inc. from September 1988, Secretary of Staples, Inc. from December 1988 through March 1993 and was Treasurer of Staples, Inc. from September 1989 through August 1993.

Edward Albertian became Executive Vice President, Operations, and Chief Operating Officer in May 1996. He joined the Company in May 1995 as Senior Vice President, Operations. Prior to joining the Company, Mr. Albertian served as Senior Vice President, Eastern Operations for Staples, Inc. from 1992.

Carole O'Connor Gates became Executive Vice President, Marketing in April 1996. She joined the Company in November 1994 as Senior Vice President, Marketing. Prior to joining the Company, she served as Senior Vice President, Advertising of BayBank, Inc. from January 1990.

William P. Paul became Executive Vice President, Merchandising in April 1996. He joined the Company in May 1995 as Senior Vice President, Merchandising. Prior to joining the Company, he served as Vice President of Merchandising of Staples, International from February 1994 to May 1995, and Vice President of Merchandising of Staples, Inc. from September 1990 to February 1994.

Director Compensation
---------------------
The Company pays no remuneration to its employees or to executives of Investcorp or any of its wholly-owned subsidiaries for serving as directors. See "Management--Executive Compensation." There are no family relationships among any of the directors or executive officers.

Item 11. Executive Compensation
-------------------------------

The following table sets forth certain information concerning the compensation of the Company's Chief Executive Officer and the four other most highly compensated executive officers for fiscal years 1996 and 1995, and the short fiscal year ended January 28, 1995.

                         Summary Compensation Table


                                                                             Long Term
                        Annual Compensation                                 Compensation
                        -------------------                                 ------------
                                                                               Awards
---------------------------------------------------------------------------------------
                                                                              Number of
                                                                Other          Shares
                                                                Annual       Underlying       All Other
   Name and Principal                 Salary(2)   Bonus(3)   Compensation   Options/SARs   Compensation(4)
        Position            Year(1)      ($)        ($)          ($)            (#)              ($)
----------------------------------------------------------------------------------------------------------

Henry J. Nasella             1996     300,000           0           0               0         12,046
Chairman, President and      1995     300,000     100,000           0               0         13,140
Chief Executive Officer      1994     125,000     115,500           0          76,239         10,026
----------------------------------------------------------------------------------------------------------
Robert R. Spellman           1996     250,000      50,000           0               0          9,334
Executive Vice President,    1995     250,000      50,000           0               0          9,368
Administration and Chief     1994      83,333      38,500           0           8,083         18,892(5)
Financial Officer
----------------------------------------------------------------------------------------------------------
Edward Albertian             1996     197,583      63,238           0             500          7,998
Executive Vice President,    1995     131,396      26,279           0           4,114          5,868
Operations and Chief
Operating Officer
----------------------------------------------------------------------------------------------------------
Carole O'Connor Gates        1996     168,333      51,667           0               0          7,495
Executive Vice President,    1995     160,000      32,000           0           5,477          1,181
Marketing                    1994      42,540      75,000           0               0             95
----------------------------------------------------------------------------------------------------------
William P. Paul              1996     159,167      32,142           0               0          8,381
Executive Vice President,    1995     109,792      21,958           0           3,328          4,928
Merchandising
----------------------------------------------------------------------------------------------------------

<F1>   Star Markets Company, Inc. began operations on September 9, 1994, as successor to the Star Market Company operating division of Jewel Food
       Stores, Inc.

<F2>   Represents salary paid since date of employment. Dates on which the employment of each named executive commenced were September 1, 1994 for Mr. Nasella, October 1, 1994 for Mr. Spellman, October 26, 1994 for Ms. O'Connor Gates, May 15, 1995 for Mr. Albertian and May 15,
       1995 for Mr. Paul.

<F3>   Represents amounts paid for the relevant fiscal year. Bonuses are reported in the fiscal year earned and typically paid during the following fiscal year.

<F4>   The compensation reported represents: amounts contributed by the
       Company under the 401(K) Savings Plan and imputed income on the value of Company provided term life insurance in excess of $50,000.

       -   Company contributions under the 401(K) Savings Plan for fiscal
           1994 were as follows: $5,190 for Mr. Nasella and Mr. Spellman, and $0 for Ms. O'Connor Gates. Imputed income on the value of Company provided term life insurance in excess of $50,000 in fiscal 1994 was as follows: $4,836 for Mr. Nasella, $508 for Mr.
           Spellman, and $95 for Ms. O'Connor Gates.

       -   Company contributions under the 401(K) Savings Plan for fiscal
           1995 were as follows: $6,332 for Mr. Nasella, $6,932 for Mr.
           Spellman, $5,095 for Mr. Albertian, $613 for Ms. O'Connor Gates and $4,025 for Mr. Paul. Imputed income on the value of Company provided term life insurance in excess of $50,000 in fiscal 1995 was as follows: $6,808 for Mr. Nasella, $2,436 for Mr. Spellman,
           $773 for Mr. Albertian, $568 for Ms. O'Connor Gates, and $903 for
           Mr. Paul.

       -   Company contributions under the 401(K) Savings Plan for fiscal
           1996 were as follows: $5,458 for Mr. Nasella, $6,898 for Mr.
           Spellman, $6,898 for Mr. Albertian, $6,898 for Ms. O'Connor Gates and $6,898 for Mr. Paul. Imputed income on the value of Company provided term life insurance in excess of $50,000 in fiscal 1996 was as follows: $6,588 for Mr. Nasella, $2,436 for Mr. Spellman,
           $1,100 for Mr. Albertian, $597 for Ms. O'Connor Gates, and $1,483 for Mr. Paul.

<F5>   Includes a $13,194 reimbursement of certain amounts forfeited in connection with termination of prior employment.


Option Grants

The following table sets forth certain information concerning grants of stock options in respect of Class C Stock of Star Markets Holdings, Inc. ("Holdings") during the fiscal year ended February 1, 1997 to the executive officers named in the Summary Compensation Table.

                            Option Grants in 1996

                              Individual Grants
                              -----------------


                         Number of   Percent of
                         Shares of     Total                                Potential Realized Value at
                          Class C     Options                              Assumed Annual Rates of Stock
                           Stock     Granted to                            Price Appreciation for Option
                        Underlying   Employees    Exercise                            Term(2)
                         Options     in Fiscal    Price per   Expiration
       Name              Granted        Year      Shares($)      Date         0%($)     5%($)     10%($)
---------------------------------------------------------------------------------------------------------
Henry J. Nasella            0            -            -           -             -         -         -
---------------------------------------------------------------------------------------------------------
Robert R. Spellman          0            -            -           -             -         -         -
---------------------------------------------------------------------------------------------------------
Edward Albertian          500(1)       41.7          75        7/19/06          0       23,584    59,765
---------------------------------------------------------------------------------------------------------
Carole O'Connor Gates       0            -            -           -             -         -         -
---------------------------------------------------------------------------------------------------------
William Paul                0            -            -           -             -         -         -
---------------------------------------------------------------------------------------------------------

<F1>   Each option becomes exercisable on a cumulative basis in five equal annual installments beginning on the last day of fiscal year 1996, provided the optionee continues to be employed by the Company on such dates, and subject to the achievement of certain earnings targets. In addition, the exercisability of stock options will accelerate upon an initial public offering and may accelerate upon a change of control.

<F2>   In accordance with the rules of the Securities and Exchange
       Commission, the amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 0%, 5% and 10% compounded annually from the date the respective options were granted to their expiration date.
       The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on many factors, including the future performance of the Company, the option holder's continued employment through the option period, and the date on which the options are exercised.


Option Exercises and Holdings

The following table sets forth certain information related to stock options in respect of Class C Stock of Holdings for the fiscal year ended February 1, 1997 for each of the executive officers named in the Summary Compensation Table; and the number and value of options held by each of these executives on February 1, 1997.


                          Number of                     Number of Shares of
                           Shares                     Common Stock Underlying         Value of Unexercised In-
                           Common                     Unexercised Options at            The-Money Options at
                            Stock                        Fiscal Year End                 Fiscal Year End(1)
                         Acquired on     Value      ----------------------------    ----------------------------
       Name               Exercise      Realized    Exercisable    Unexercisable    Exercisable    Unexercisable
----------------------------------------------------------------------------------------------------------------

Henry J. Nasella             0             $0          7,624          68,615            $0          $1,429,500
---------------------------------------------------------------------------------------------------------------
Robert R. Spellman           0              0          1,617           6,466             0                   0
---------------------------------------------------------------------------------------------------------------
Edward Albertian             0              0            823           3,791             0                   0
---------------------------------------------------------------------------------------------------------------
Carole O'Connor Gates        0              0          1,095           4,382             0                   0
---------------------------------------------------------------------------------------------------------------
William Paul                 0              0            666           2,662             0                   0
---------------------------------------------------------------------------------------------------------------

<F1>   Underlying shares are not publicly traded and are subject to repurchase by Holdings under certain circumstances at the employee's cost or at the then current value of the underlying share, as determined by the Holding's Board of Directors upon the termination of the employee's employment with the Company. Only those options granted to Mr. Nasella at an exercise price of $37.50 per share are classified as in-the-money for purposes of this table based on an estimated value of such shares of $75.00 per share. Neither Holdings nor the Company has established any recent valuations for such shares.


Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------
All of the Company's issued and outstanding capital stock is owned by Holdings. Class D Stock, par value $.01 per share, is the only class of Holdings' stock that currently possesses voting rights. At February 1, 1997 there were 5,000 shares of Holdings' Class D Stock issued and outstanding. Members of the Company's management own 38,935 shares, and have the right to acquire an additional 19,149 shares subject to presently exercisable options, of Holdings' Class C Stock, par value $.01 per share, which stock has no voting rights except in certain limited circumstances. The following tables set forth the beneficial ownership of each class of issued and outstanding securities of Holdings by each director of the Company, each of the executive officers of the Company listed under "Management," the directors and executive officers of the Company as a group and each person who beneficially owns more than 5% of the outstanding shares of any class of voting securities of Holdings.


Class D Voting Stock:
---------------------
                                           Number of       Voting
                                           Shares(1)    Percentage(1)
                                           ---------    -------------
INVESTCORP S.A.(2)(6)                        5,000         100.0%
37 rue Notre-Dame,
Luxembourg

SIPCO Limited(3)                             5,000         100.0%
P.O. Box 1111
West Wind Building
George Town, Grand Cayman
Cayman Islands

CIP Limited(4)(5)                            4,600          92.0%
P.O. Box 1111
West Wind Building
George Town, Grand Cayman
Cayman Islands

Ballet Limited(4)(5)                           460           9.2%
P.O. Box 2197
West Wind Building
George Town, Grand Cayman
Cayman Islands

Denary Limited(4)(5)                           460           9.2%
West Wind Building
George Town, Grand Cayman
Cayman Islands

Gleam Limited(4)(5)                            460           9.2%
P.O. Box 2197
West Wind Building
George Town, Grand Cayman
Cayman Islands

Highlands Limited(4)(5)                        460           9.2%
P.O. Box 2197
West Wind Building
George Town, Grand Cayman
Cayman Islands

Noble Limited(4)(5)                            460           9.2%
P.O. Box 2197
West Wind Building
George Town, Grand Cayman
Cayman Islands

Outrigger Limited(4)(5)                        460           9.2%
P.O. Box 2197
West Wind Building
George Town, Grand Cayman
Cayman Islands

Quill Limited(4)(5)                            460           9.2%
P.O. Box 2197
West Wind Building
George Town, Grand Cayman
Cayman Islands

Radial Limited(4)(5)                           460           9.2%
P.O. Box 2197
West Wind Building
George Town, Grand Cayman
Cayman Islands

Shoreline Limited(4)(5)                        460           9.2%
P.O. Box 2197
West Wind Building
George Town, Grand Cayman
Cayman Islands

Zinnia Limited(4)(5)                           460           9.2%
P.O. Box 2197
West Wind Building
George Town, Grand Cayman
Cayman Islands

INVESTCORP Investment Equity Limited(6)        400           8.0%
P.O. Box 1111
West Wind Building
George Town, Grand Cayman
Cayman Islands

<F1>   As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of a security, or the sole or shared power to dispose, or direct the disposition of, a security.
<F2>   Investcorp does not directly own any stock in Holdings. The number of shares shown as owned by Investcorp includes all of the shares owned by INVESTCORP Investment Equity Limited (see (6) below). Investcorp owns no stock in Ballet Limited, Denary Limited, Gleam Limited,
       Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited,
       Radial Limited, Shoreline Limited, Zinnia Limited, or in the beneficial owners of these entities. Investcorp may be deemed to share beneficial ownership of the shares of voting stock held by these entities because the entities have entered into revocable management services or similar arrangements with an affiliate of Investcorp pursuant to which each of such entities has granted such affiliate the authority to direct the voting and disposition of the Holdings voting stock owned by such entity for so long as such agreement is in effect. Investcorp is a Luxembourg corporation.
<F3>   SIPCO Limited may be deemed to control Investcorp through its ownership of a majority of a company's stock that indirectly owns a majority of Investcorp's shares.
<F4>   CIP Limited ("CIP") owns no stock in Holdings. CIP owns less than
       0.1% of the stock in each of Ballet Limited, Denary Limited, Gleam
       Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill
       Limited, Radial Limited, Shoreline Limited and Zinnia Limited (see
       (5) below). CIP may be deemed to share beneficial ownership of the shares of voting stock of Holdings held by such entities because CIP acts as a director of such entities and the ultimate beneficial shareholders of each of those entities have granted CIP revocable proxies in companies that own those entities' stock. None of the ultimate beneficial owners of such entities beneficially owns individually more than 5% of Holdings' voting stock.
<F5>   CIP, Ballet Limited, Denary Limited, Gleam Limited, Highlands
       Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial
       Limited, Shoreline Limited and Zinnia Limited each is a Cayman
       Islands corporation.
<F6>   INVESTCORP Investment Equity Limited is a Cayman Islands corporation, and a wholly-owned subsidiary of Investcorp.


Class C Non-Voting Stock:
-------------------------
                                           Number of
                                           Shares(1)
                                           ---------

Henry J. Nasella                            34,291(2)
625 Mount Auburn Street
Cambridge, MA  02138

Robert R. Spellman                           4,950(3)
625 Mount Auburn Street
Cambridge, MA  02138

Edward Albertian                             1,423(4)
625 Mount Auburn Street
Cambridge, MA  02138

Carole O'Connor Gates                        1,735(5)
625 Mount Auburn Street
Cambridge, MA  02138

William P. Paul                              1,266(6)
625 Mount Auburn Street
Cambridge, MA  02138                        ------

All directors and executive officers of
 the Company as a group (5) persons         43,665
                                            ======

<F1>   As used in this table, beneficial ownership means the sole or shared power to vote, or direct the voting of a security, or the sole or shared power to dispose, or direct the disposition of, a security.
       Each of the persons listed is deemed to beneficially own shares issuable upon the exercise of stock options that are currently exercisable ("Presently Exercisable Options").

<F2>   Includes 7,624 shares subject to Presently Exercisable Options.

<F3>   Includes 1,617 shares subject to Presently Exercisable Options.

<F4>   Includes 823 shares subject to Presently Exercisable Options.

<F5>   Includes 1,095 shares subject to Presently Exercisable Options.

<F6>   Includes 666 shares subject to Presently Exercisable Options.


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------
Holdings was originally capitalized with $75.0 million of equity contributed by Investcorp, its affiliates, other international and domestic investors and senior management of the Company and $10.0 million in the form of $11.0 million principal amount of junior subordinated indebtedness (the "Junior Notes") provided, and acquired at a discount, by Invifin S.A. ("Invifin"), an affiliate of Investcorp. Holdings capitalized the Company with $86.0 million in exchange for 100% of the outstanding common and redeemable preferred stock of the Company in connection with the consummation of the Acquisition. This capital contribution to the Company, in addition to borrowings under the Senior Credit Facility and the Subordinated Loan Facility, provided the sources of the consideration for the Acquisition and related costs and fees. In connection with the Acquisition, the Company paid Investcorp International, Inc. ("International") advisory fees of $5.7 million. The Company also paid approximately $5.1 million to International for arranging the commercial bank financing and $165,000 in commitment fees to Invifin in connection with the Junior Notes.

In July 1996, Holdings issued an additional $12.0 million of equity securities to affiliates of Investcorp. Holdings contributed the proceeds from the issuance of securities as additional paid-in-capital to the Company to partially fund the acquisition of 10 supermarket locations from Stop & Shop in July 1996.

In connection with the Acquisition, the Company entered into an agreement for management advisory and consulting services (the "Management Agreement") with International pursuant to which the Company agreed to pay International $750,000 per annum for a five-year term. At the closing of the Acquisition, the Company paid International approximately $2.3 million for the first three years in accordance with the terms of the Management Agreement.

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

(a) 1. The financial statements listed in the List of Financial Statements on page F-2 are filed as part of this Annual Report on Form 10-K.

(a) 2.   Financial Statement Schedules
         All schedules are omitted as the required information is inapplicable or are presented in the financial statements or related notes.

(a) 3.   List of Exhibits:

Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K is identified with an asterisk ("*") below.

Exhibit
Number   Description of Exhibits
-------  -----------------------

3(a) Amended and Restated Articles of Organization of the Company, dated as of September 6, 1994 (filed as Exhibit 3(a) to the Registration Statement (No. 33-86690) on Form S-4 (the "Registration Statement") and incorporated herein by reference).

3(b) By-laws of the Company (filed as Exhibit 3(b) to the Registration Statement and incorporated herein by reference).

3(c) Certificate of Designation relating to the Preferred Stock of the Company, dated September 7, 1994 (filed as Exhibit 3(c) to the Registration Statement and incorporated herein by reference).

4(a) Indenture between the Company and State Street Bank and Trust Company, as Trustee, dated as of November 1, 1994 (filed as Exhibit 4(a) to the Registration Statement and incorporated herein by reference).

4(b) Exchange and Registration Rights Agreement among the Company, Chemical Securities Inc. and BT Securities Corporation, dated November 2, 1994 (filed as Exhibit 4(b) to the Registration Statement and incorporated herein by reference).

10(a) Asset Purchase Agreement between Jewel Food Stores, Inc. and Star Acquisition Corp., dated July 28, 1994 (filed as Exhibit 10(a) to the Registration Statement and incorporated herein by reference).

10(b) First Amendment to Asset Purchase Agreement between Jewel Food Stores, Inc. and Star Acquisition Corp., dated August 3, 1994 (filed as Exhibit 10(b) to the Registration Statement and incorporated herein by reference).

10(c) Second Amendment to Asset Purchase Agreement between Jewel Food Stores, Inc. and the Company, dated September 8, 1994 (filed as
         Exhibit 10(c) to the Registration Statement and incorporated herein by reference).

10(d) Purchase Agreement among the Company, Chemical Securities Inc. and BT Securities Corporation, dated October 26, 1994 (filed as Exhibit 10(d) to the Registration Statement and incorporated herein by reference).

10(e)    Credit Agreement among the Company, Chemical Bank, as
         Administrative Agent, and the lenders party thereto, dated as of September 8, 1994 (filed as Exhibit 10(e) to the Registration Statement and incorporated herein by reference).

10(f) Security Agreement made by the Company in favor of Chemical Bank, as Administrative Agent, dated as of September 8, 1994 (filed as
         Exhibit 10(f) to the Registration Statement and incorporated herein by reference).

10(g) Transition Services Agreement between Jewel Food Stores, Inc. and the Company, dated as of September 8, 1994 (filed as Exhibit 10(g) to the Registration Statement and incorporated herein by reference).

10(h) Interim Limited Management Agreement between the Company and Star Market Liquors, Inc., dated as of September 8, 1994 (filed as
         Exhibit 10(h) to the Registration Statement and incorporated herein by reference).

10(i) Agreement for Management Advisory and Consulting Services between Investcorp International, Inc. and the Company, dated as of September 8, 1994 (filed as Exhibit 10(i) to the Registration Statement and incorporated herein by reference).

10(j)* Employment Agreement between the Company and Henry Nasella, dated as of September 8, 1994 (filed as Exhibit 10(j) to the Registration Statement and incorporated herein by reference).

10(k) Trust Agreement between the Company and Fidelity Management Trust Company, dated as of September 8, 1994 (filed as Exhibit 10(m) to the Registration Statement and incorporated herein by reference).

10(l) Third Amendment to Asset Purchase Agreement between Jewel Food Stores, Inc. and Star Acquisition Corp., dated January 13, 1995 (filed as Exhibit 10(n) to the Registration Statement and incorporated herein by reference).

10(m)* Star Markets Retirement Estates plan description dated November 7, 1994 (filed as Exhibit 10(o) to the Registration Statement and incorporated herein by reference).

10(n)* 1994 Stock Incentive Plan of Holdings, dated September 8, 1994 (filed as Exhibit 10(p) to the Registration Statement and incorporated herein by reference).

10(o) First Amendment to Credit Agreement among the Company, Chemical Bank, as Administrative Agent, and the lenders party thereto, dated as of January 16, 1996 (filed as Exhibit 10(q) to the Company's 1995 Form 10-K and incorporated herein by reference).

10(p)** Second Amendment to Credit Agreement among the Company, Chemical Bank, as Administrative Agent, and the lenders party thereto, dated as of June 25, 1996.

10(q)** Third Amendment to Credit Agreement among the Company, Chemical Bank, as Administrative Agent, and the lenders party thereto, dated as of April 21, 1997.

27**     Financial Data Schedule for the 52 weeks ended February 1, 1997.

(b) No reports were filed on Form 8-K for the 13-week period ended February 1, 1997.


** As filed herewith.

                                 Signatures
                                 ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Star Markets Company, Inc.
DATE: May 2, 1997                  BY: /s/ Henry J. Nasella
                                       Henry J. Nasella
                                       Chairman of the Board of Directors
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                    Title                                           Date
---------                    -----                                           ----

/s/ Henry J. Nasella
-------------------------
    Henry J. Nasella         Chairman of the Board of Directors              May 2, 1997
                             President and Chief Executive Officer
                             (Principal Executive Officer)



Signature                    Title                                           Date
---------                    -----                                           ----

/s/ Robert R. Spellman
-------------------------
    Robert R. Spellman       Director                                        May 2, 1997
                             Executive Vice President, Administration
                             Chief Financial Officer
                             (Principal Financial and Accounting Officer)


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

Not Applicable. No Annual Report or proxy material has been sent to holders of the Registrant's securities.


                         Annual Report on Form 10-K
                         Item 8, Item 14 (a) 1.
                         List of Financial Statements
                         Financial Statements
                         Exhibit
                         52 weeks ended February 1, 1997,
                         53 weeks ended February 3, 1996,
                         20 weeks ended January 28, 1995, and
                         32 weeks ended September 10, 1994

                         Star Markets Company, Inc.
                         Cambridge, MA


                         Form 10-K - Item 14 (a) 1.

                         Star Markets Company, Inc.

                      52 weeks ended February 1, 1997,
                      53 weeks ended February 3, 1996,
                    20 weeks ended January 28, 1995, and
                      32 weeks ended September 10, 1994

List of Financial Statements

The following financial statements of Star Markets Company, Inc. ("The Company") are included herein:

      Balance sheets - February 1, 1997 and February 3, 1996

      Statements of operations - 52 weeks ended February 1, 1997, 53 weeks ended February 3, 1996 and 20 weeks ended January 28, 1995

      Statements of equity - 52 weeks ended February 1, 1997, 53 weeks ended February 3, 1996 and 20 weeks ended January 28, 1995

      Statements of cash flows - 52 weeks ended February 1, 1997, 53 weeks ended February 3, 1996 and 20 weeks ended January 28, 1995

      Notes to financial statements - February 1, 1997.

The following financial statements of Star Markets ("Predecessor") are included herein:

      Statement of operations - 32 weeks ended September 10, 1994

      Statement of equity - 32 weeks ended September 10, 1994

      Statement of cash flows - 32 weeks ended September 10, 1994.



              Report of Ernst & Young LLP, Independent Auditors

Shareholder and Board of Directors
Star Markets Company, Inc.

We have audited the accompanying balance sheets of Star Markets Company, Inc. ("Successor") as of February 1, 1997 and February 3, 1996 and the related statements of operations, changes in equity, and cash flows for the 52 week period ended February 1, 1997, the 53 week period ended February 3, 1996, and the 20 week period ended January 28, 1995 ("Successor periods"). We have also audited the accompanying statements of operations, changes in equity, and cash flows of Star Market Company ("Predecessor") for the 32 week period ended September 10, 1994 ("Predecessor period"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Star Markets Company, Inc. at February 1, 1997 and February 3, 1996 and the results of its operations and its cash flows for the Successor periods and the Predecessor period in conformity with generally accepted accounting principles.



                                       /s/ Ernst & Young LLP
                                       ---------------------
                                       Ernst & Young LLP

Boston, Massachusetts
March 28, 1997, except for
Note 5, as to which the date is
April 21, 1997


                         Star Markets Company, Inc.

                               Balance Sheets

                  (Amounts in thousands, except share data)


                                                      February 1,    February 3,
                                                         1997           1996
                                                      -----------    -----------
Assets
Current assets:
  Accounts receivable, net of reserve for doubtful
   accounts of $1,589 in 1996 and $1,779 in 1995       $ 21,815       $ 13,544
  Inventory                                              65,550         62,915
  Prepaid expenses                                        4,959          5,044
                                                       -----------------------
Total current assets                                     92,324         81,503

Property and equipment at cost:
  Land                                                   31,015         32,402
  Building                                               66,603         68,876
  Equipment & fixtures                                   88,623         71,148
  Leasehold improvements                                 44,024         28,670
                                                       -----------------------
Total property & equipment                              230,265        201,096
  Less accumulated depreciation and amortization         35,569         19,423
                                                       -----------------------
Net property and equipment                              194,696        181,673

Other assets, net                                        33,058         25,885
Goodwill, net                                           133,192        136,442
                                                       -----------------------
Total Assets                                           $453,270       $425,503
                                                       =======================

Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                                     $ 46,798       $ 39,770
  Accrued payroll & benefits                             12,842         12,509
  Current portion self-insurance                          8,121          7,967
  Accrued interest                                        6,003          5,133
  Other current liabilities                              13,637         10,170
                                                       -----------------------
Total current liabilities                                87,401         75,549

Self-insurance reserves, less current portion            18,960         19,687
Other liabilities                                         3,772          3,532
Long-term debt                                          271,827        257,400

Redeemable preferred stock, redemption
 value $11,000                                           10,230         10,134

Shareholder's equity:
  Common stock, $.01 par value, 10,000 shares
   authorized and 5,000 shares outstanding                    0              0
  Additional paid-in-capital                             84,907         73,692
  Retained earnings (deficit)                           (23,827)       (14,491)
                                                       -----------------------
Total shareholder's equity                               61,080         59,201
                                                       -----------------------
Total Liabilities and Shareholder's Equity             $453,270       $425,503
                                                       =======================

See accompanying notes.


                         Star Markets Company, Inc.

                          Statements of Operations

                           (Amounts in thousands)

                                                          The Company                    Predecessor
                                           -----------------------------------------    -------------
                                            52 Weeks       53 Weeks       20 Weeks        32 Weeks
                                              Ended          Ended,         Ended           Ended
                                           February 1,    February 3,    January 28,    September 10,
                                              1997           1996           1995            1994
                                           -----------    -----------    -----------    -------------

Total revenues                              $954,531       $854,504       $308,304        $496,989
Cost of goods sold                           715,090        656,813        240,781         388,682
                                            ------------------------------------------------------
Gross profit                                 239,441        197,691         67,523         108,307

Operating and administrative expenses        197,314        158,723         53,921          83,823
Depreciation and amortization                 22,178         19,326          7,218           8,295
                                            ------------------------------------------------------
                                              19,949         19,642          6,384          16,189

Parent charges                                                                                 923
Interest expense                              28,894         28,382          9,781              27
Other income (expenses), net                     (13)           100            (10)           (676)
                                            ------------------------------------------------------

Income (loss) before income taxes and
 extraordinary items                          (8,958)        (8,640)        (3,407)         14,563

Income taxes                                     378            250            100           5,971
                                            ------------------------------------------------------

Income (loss) before extraordinary items      (9,336)        (8,890)        (3,507)          8,592

Extraordinary loss                                                          (2,094)
                                            ------------------------------------------------------

Net income (loss)                           $ (9,336)      $ (8,890)      $ (5,601)       $ 8,592
                                            =====================================================

See accompanying notes.

                         Star Markets Company, Inc.

                            Statements of Equity

                           (Amounts in thousands)

                                                      Additional
                                            Common     Paid-In-     Retained
              The Company                   Stock      Capital      Earnings    Total
              -----------                   ------    ----------    --------    -----

Balance at September 10, 1994
(Inception)                                   -            -            -          -
  Proceeds from issuance of common stock               $ 75,000                 $75,000
  Net loss                                                          $ (5,601)    (5,601)
  Accretion of preferred stock                              (37)                    (37)
  Preferred stock dividend                                 (483)                   (483)
                                            -------------------------------------------
Balance at January 28, 1995                 $    0       74,480       (5,601)    68,879
  Net loss                                                            (8,890)    (8,890)
  Accretion of preferred stock                              (97)                    (97)
  Preferred stock dividend                               (1,248)                 (1,248)
  Deferred compensation                                     557                     557
                                            -------------------------------------------
Balance at February 3, 1996                      0       73,692      (14,491)    59,201
  Net loss                                                            (9,336)    (9,336)
  Accretion of preferred stock                              (96)                    (96)
  Preferred stock dividend                               (1,230)                 (1,230)
  Deferred compensation                                     556                     556
  Equity contribution, net of
   issuance costs                                        11,985                  11,985
                                            -------------------------------------------
Balance at February 1, 1997                 $    0     $ 84,907     $(23,827)   $61,080
                                            ===========================================


                                                       Division
                  Predecessor                           Equity
                  -----------                          --------

Balance at January 29, 1994                            $ 83,906
  Net income                                              8,592
                                                       --------
Balance at September 10, 1994 (Pre-acquisition)          92,498
  Cancellation of Predecessor equity                    (92,498)
                                                       --------
Balance at September 10, 1994 (Post-acquisition)       $      0
                                                       ========

See accompanying notes.

                         Star Markets Company, Inc.

                          Statements of Cash Flows

                           (Amounts in thousands)

                                                                    The Company                    Predecessor
                                                     -----------------------------------------     -----------
                                                      52 Weeks       53 Weeks       20 Weeks        32 Weeks
                                                        Ended          Ended,         Ended           Ended
                                                     February 1,    February 3,    January 28,    September 10,
                                                        1997           1996           1995            1994
                                                     ----------------------------------------------------------

Operating activities
Net income (loss)                                     $ (9,336)      $ (8,890)     $  (5,601)       $  8,592
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Extraordinary loss                                                                   2,094
  Amortization of deferred financing costs               1,543          1,564            914
  Depreciation and amortization                         22,178         19,326          7,218           8,295
  Loss (gain) on sale or disposal of
   property and equipment                                   15            (93)            16             305
  Changes in operating assets and liabilities:
    Accounts receivable                                 (8,271)         2,008         (1,588)          2,160
    Inventories                                         (2,636)        (3,529)        (3,926)           (165)
    Prepaid expenses                                        85         (1,888)        (2,463)           (217)
    Accounts payable                                     7,028          1,139          9,744          (2,637)
    Accrued payroll and benefits                           333          1,686          2,192             585
    Self-insurance reserves                               (571)        (2,445)           838              36
    Accrued interest                                       870          1,231          3,902
    Other current liabilities                            2,754         (1,604)         3,458         (11,323)
    Other                                                  524         (4,263)           393              (1)
                                                      ------------------------------------------------------
Net cash provided by operating activities               14,516          4,242         17,191           5,630
Investing activities
Purchases of property and equipment                    (34,762)       (60,710)       (25,494)         (4,319)
Proceeds from sale of property and equipment             4,365         56,296                             36
Decrease (increase) in restricted cash                   6,028         (6,028)
Purchase of other intangibles                                                           (500)
Purchase of Cape Ann Market, Inc.                                      (5,293)
Acquisition of leasehold interests                     (20,064)
Purchase of business and assets net of cash
 acquired                                                                           (299,416)
                                                      ------------------------------------------------------
Net cash used in investing activities                  (44,433)       (15,735)      (325,410)         (4,283)
Financing Activities
Net proceeds from revolving credit facility             12,400         18,400
Proceeds from long-term debt                             4,087                       341,000
Repayment of long-term debt                             (1,340)        (1,000)      (100,000)
Net proceeds from issuance of redeemable
 preferred stock                                                                      10,000
Net proceeds from issuance of common stock                                            75,000
Preferred dividends paid                                (1,230)        (1,226)          (178)
Deposits refunded (made)                                 4,000         (4,500)
Equity contribution                                     12,000
Deferred financing costs                                                 (181)       (17,603)
Change in due from/to Parent and affiliates                                                            6,578
                                                      ------------------------------------------------------
Net cash provided by financing activities               29,917         11,493        308,219           6,578

Net increase in cash and cash equivalents                    0              0              0           7,925
Cash and cash equivalents beginning of period                0              0              0          (3,079)
                                                      ------------------------------------------------------
Cash and cash equivalents end of period               $      0       $      0      $       0        $  4,846
                                                      ======================================================
Supplemental disclosure of cash flow information:
  Cash paid for interest                              $ 26,374       $ 25,382      $   5,939        $      0
  Cash paid for income taxes                               370            359              0               0


See accompanying notes.


                         Star Markets Company, Inc.

                        Notes to Financial Statements

                              February 1, 1997

1.  Background
Star Markets Company, Inc., a Massachusetts corporation (the "Company"), is a leading food retailer in the metropolitan Boston area and operated 48 stores as of February 1, 1997. Additionally, the Company operates a wholesale business which provides warehousing, distribution and certain administrative services to independent store locations throughout the New England area.

The Company is a wholly-owned subsidiary of Star Markets Holdings, Inc., a Massachusetts corporation ("Holdings"). Both Holdings and the Company were formed for purposes of the acquisition described below.

2.  Acquisitions
Star Market Company ("Predecessor") was operated as a division of Jewel Food Stores, Inc. ("Jewel"), a wholly-owned subsidiary of American Stores Company (the "Parent" or "ASC"). On September 8, 1994, the Company acquired all of the business and assets of Predecessor from Jewel and other affiliates of ASC (the "Acquisition").

For financial statement purposes, the Acquisition was accounted for as a purchase effective September 10, 1994. The acquisition resulted in a new basis of accounting reflecting estimated fair values for assets and liabilities at that date. Accordingly, the financial statements for the periods subsequent to September 10, 1994 are presented on the Company's new basis of accounting, while the financial statements at September 10, 1994 and the prior period are presented on the Predecessor's historical cost basis of accounting. The assets and business were acquired for an aggregate purchase price of $293.3 million, exclusive of related fees and expenses.

The purchase price, including approximately $11.0 million in related fees and expenses, has been allocated based upon the fair value of the Company's assets and liabilities as follows (in millions):


Historical basis of net assets acquired    $126.4
Fair value and other adjustments:
  Property, plant and equipment              40.9
  Inventory                                   5.6
  Accounts receivable                        (1.1)
  Liabilities                                (5.1)
                                           ------
Fair market value of net assets             166.7
Goodwill                                    137.6
                                           ------
Total purchase price                       $304.3
                                           ======


During 1995, the Company adjusted the amount of goodwill initially recorded by approximately $3.0 million as a result of the resolution of contingencies identified as part of the original purchase price allocation.

In May 1995, the Company purchased the operations, which consisted of three conventional supermarkets, and certain assets of Cape Ann Market, Inc. for an aggregate purchase price of $5.0 million, exclusive of related fees and expenses.

3.  Significant Accounting Policies

Basis of Presentation
The historical financial statements of Predecessor for the 32-week period ended September 10, 1994 are presented as if Predecessor existed as a separate entity from Jewel/ASC during the period presented and include financial information directly related to its operations.

Reclassification
Certain amounts in the historical financial statements of the Company and Predecessor have been reclassified to conform with the Company's current method of presentation.

Fiscal Year
The fiscal year of the Company ends on the Saturday nearest to January 31. All references herein to "1996", "1995", the "20 week period", the "32 week period", and "1994", mean the 52-week fiscal year ended February 1, 1997, the 53-week fiscal year ended February 3, 1996, the 20-week period ended January 28, 1995, and the 32-week period ended September 10, 1994, respectively. The effect of the additional week on 1995 results of operations was not material.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

Inventories
Inventories are stated at the lower of cost, using the FIFO (first-in, first-out) and weighted average cost methods, or market.

Goodwill
Goodwill represents the excess of the cost of the purchased businesses over the fair value of the net underlying assets and is being amortized using the straight-line method over 40 years. Accumulated amortization at February 1, 1997 and February 3, 1996 was $8.3 million and $4.8 million, respectively. At each balance sheet date, management assesses whether there has been a permanent impairment in the value of goodwill by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of the goodwill. The amount of any resulting impairment is calculated using the same undiscounted cash flows from operating activities. The factors considered by management in this assessment include operating results, trends and prospects, as well as the effects of demand, competition and other economic factors.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Deferred Financing Costs
Deferred financing costs, included in other assets, are amortized over the term of the related financing. Amortization of deferred financing costs is included in interest expense in the Statement of Operations. Accumulated amortization at February 1, 1997 and February 3, 1996 was $3.6 million and $2.1 million, respectively.

Depreciation and Amortization
Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of owned assets. Leasehold improvements are amortized over the estimated useful life of the property or over the term of the lease, whichever is shorter. Depreciation begins when the asset is placed in service.

Costs of Opening and Closing Stores
The costs of opening new stores are charged against operations as incurred. When a store is closed, the remaining investment, net of salvage value, is charged against operations and, for leased stores, a provision is made for the remaining lease liability, net of expected sublease income.

Recently Issued Accounting Pronouncements
Effective February 4, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. There was no effect on the financial statements due to the adoption of the provisions of this statement.

Advertising Expense
Total advertising expense amounted to $10.5 million, $9.8 million, $3.3 million, and $5.3 million in 1996, 1995, the 20 week period, and the 32 week period, respectively. The Company expenses all advertising costs as incurred.

4.  Financial Instruments

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments:

Cash and cash equivalents, receivables, and accounts payable and other current liabilities: the carrying amounts reported in the balance sheet approximate fair value. Long-term debt: the fair value of the Company's 13% Senior Subordinated Notes is based on quoted market prices; the fair value of other long-term debt approximates carrying amounts.

The carrying amounts and fair values of the Company's financial instruments are as follows (in thousands):


                     February 1, 1997        February 3, 1996
                  ---------------------    --------------------
                  Carrying                 Carrying
                   Amount    Fair Value     Amount    Fair Value
                  ----------------------------------------------
Long-term debt    $273,548    $287,298     $258,400    $260,325


5.  Long-term Debt

Long-term debt consists of the following (in thousands):


                                     April 21, 1997    February 1, 1997    February 3, 1996
                                     --------------    ----------------    ----------------

Senior Credit Facility:
  Term Loan:   Tranche A                                   $ 38,500            $ 39,250
               Tranche B                $ 39,750             39,750              39,875
               Tranche C                  29,750             29,750              29,875
               Additional Tranche C       38,500                  0                   0
  Revolving credit facility               37,400             51,800              39,400
                                        -----------------------------------------------
Total Senior Credit Facility             145,400            159,800             148,400
13% Senior subordinated notes            110,000            110,000             110,000
8% Note Payable                            3,573              3,748                   0
                                        -----------------------------------------------
Total                                    258,973            273,548             258,400
Less current maturities                    1,054              1,721               1,000
                                        -----------------------------------------------
                                        $257,919           $271,827            $257,400
                                        ===============================================

The following table presents the maturities of the long-term debt for the next five fiscal years and thereafter (in thousands) as of April 21, 1997, after the third amendment to the Senior Credit Facility:


Fiscal   1997                   $    865
         1998                      1,099
         1999                      1,163
         2000                     20,796
         2001 and thereafter     235,050
                                --------
         Total                  $258,973
                                ========


Senior Credit Facility
The Senior Credit Facility (as first amended in January 1996, amended again in June 1996, and further amended on April 21, 1997), dated as of September 8, 1994, provides for a total of $183.0 million of term and revolving loan credit (the "loans").

The availability under the revolving credit facility may be utilized to meet the Company's current working capital requirements, including issuance of letters of credit. The Company can also utilize the remaining availability to fund capital expenditures. The revolving credit facility expires on December 31, 2001. At February 1, 1997, the Company had outstanding letters of credit totaling $8.8 million as required by certain contracts relating to inventory and self-insurance, which reduced the amount available under the revolving credit facility.

The loans are secured by a first priority security interest in substantially all the assets of the Company and a pledge of all the issued and outstanding stock of the Company. In addition, the loans are guaranteed by Holdings.

Borrowings under the loans accrue interest at a floating interest rate, which at the option of the Company is either (a) the greater of (i) the bank's announced reference rate, (ii) a rate which fluctuates with the secondary market rate for certificates of deposits, plus 1% or (iii) the federal funds rate, plus .5%, in each case plus a margin varying from 1.25% to 2.25% depending on the type and maturity of the loan, or (b) LIBOR, plus a margin varying from 2.50% to 3.50% depending on the type and maturity of the loan.

At February 1, 1997, the interest rates on the term loan facility ranged from 8.00% to 9.00% and the weighted average interest rate on amounts outstanding under the revolving credit facility at February 1, 1997 and February 3, 1996 were 8.11% and 8.50%, respectively.

The loans require that under certain circumstances, proceeds from the issuance of certain debt or equity or specified asset sales, exchanges or excess cash flow are required to prepay indebtedness under the loan facility. The terms of the Senior Credit Facility have been amended to allow for certain proceeds from the sale of assets to be used to partially fund acquired store locations. The Company also obtained a waiver to the Senior Credit Facility for the fourth quarter ended February 1, 1997, relating to certain financial covenants. In order to accommodate continued investment in new store growth, the terms of the Senior Credit Facility were further amended on April 21, 1997. This amendment, dated April 21, 1997, provides for a $108.0 million term loan facility and a $75.0 revolving credit facility, extends certain term loans, extends the revolving credit facility by two years to December 31, 2001, and amends certain financial covenants.

13% Senior Subordinated Notes
On November 2, 1994, the Company issued $110 million of Senior Subordinated Notes ("Notes"), due November 1, 2004. The Notes were offered and sold pursuant to Rule 144A under the Securities Act and net proceeds were used as follows: (i) approximately $75.8 million was used to repay the outstanding indebtedness under the Company's Subordinated Loan Facility and all accrued and unpaid interest thereon, (ii) approximately $25.1 million was used to repay outstanding indebtedness under the term loan portion of the Company's Senior Credit Facility and all accrued and unpaid interest due thereon and
(iii) the remaining proceeds were retained by the Company for general corporate purposes, including working capital.

On November 22, 1994, the Company filed a registration statement on Form S-4 under the Securities Act of 1933 which was declared effective on March 9, 1995 pursuant to which an exchange offering was completed to exchange the Notes for a series of notes of the Company with terms substantially identical to the Notes.

8% Note Payable
The Company issued a $4.0 million note payable in connection with the store locations acquired in July 1996. The note payable bears interest at 8.00% per annum and requires quarterly payments of principal and interest through July 2001.

Subordinated Loan Facility
The Subordinated Loan Facility, dated September 8, 1994, provided for borrowings of $75.0 million of unsecured subordinated loans. The indebtedness under the Subordinated Loan Facility was repaid in 1994 prior to its maturity out of the proceeds of the Notes offering. Accordingly, the write-off of deferred financing costs has been reflected as an extraordinary item in the Statement of Operations for the 20-week period. The Subordinated Loan Facility was subject to interest at a rate of 11.75% per annum.

Capitalized interest totaled $55,000, $1,839,000, $835,000, and $15,000 for
1996, 1995, the 20 week period, and the 32 week period, respectively.

6.  Preferred Stock
The Company is authorized to issue 10,000 shares of preferred stock, par value $.01 per share. During the 20-week period ended January 28, 1995, the Company issued 5,000 preferred shares for $11.0 million, and concurrently paid an issuance fee of $1.0 million on behalf of Holdings. All of the outstanding preferred shares are held by Holdings.

Dividends on the preferred stock accrue at a rate of 11% per annum. Dividends are cumulative and are payable when declared by the Board of Directors of the Company, out of assets legally available therefore, on April 30 and October 31 of each year, commencing on October 31, 1994. The Company's Board of Directors declared, and the Company has paid, all required dividends on the Company's cumulative preferred stock through February 1, 1997. To the extent that dividends are accrued, but have not been declared and paid, such undeclared and unpaid dividends will accrue additional dividends from the date upon which such dividends accrued until the date upon which they are paid at the rate of 13% per annum.

The shares of preferred stock are redeemable at the option of the Company at a redemption price of $2,200 per share plus accrued and unpaid dividends thereon to the date fixed for redemption. On December 31, 2005, the Company is required to redeem all outstanding shares of preferred stock at $2,200 per share plus accrued and unpaid dividends thereon to the date fixed for redemption.

7.  Leases
The Company leases retail stores and equipment. The store leases have an average of approximately 32 years until final expiration, with only one store having less than five years until final maturity. The store leases generally have renewal options and provide for contingent rent based on sales levels in excess of specified levels.

The summary below shows the aggregate future minimum lease commitments at February 1, 1997. Operating leases are shown net of an aggregate $4.8 million of minimum rental income under noncancelable subleases.

                                   Operating
                                     Leases
                                 --------------
                                 (In thousands)

1997                                $ 20,306
1998                                  20,220
1999                                  19,446
2000                                  17,674
2001                                  18,690
Thereafter                           215,472
                                    --------
Total minimum rent commitments      $311,808
                                    ========

Rent expense for real property was as follows:


            Minimum   Sublease            Contingent   Total
             Rent       Rent       Net       Rent      Rent
            ------------------------------------------------
                             (In thousands)

1996        $16,639   $(970)     $15,669   $  338   $16,007
1995          9,876    (560)       9,316      431     9,747
20 weeks      3,030    (168)       2,862      220     3,082
32 weeks      3,877    (201)       3,676    1,170     4,846


Additionally, rent expense for personal property totaled approximately $2.1 million, $1.7 million, $0.6 million, and $0.9 million for 1996, 1995, the 20 week period, and the 32 week period, respectively.

Leasehold interests were acquired in connection with the 10 locations acquired during 1996 and represent the present value of the excess of market rents over actual rents payable over the remaining lives of the leases. The leasehold interests are being amortized on the straight-line method over the remaining lives of the leases. Accumulated amortization at February 1, 1997 was $0.4 million.

8.  Income Taxes

Federal and state income taxes charged to earnings are summarized below:

                           The Company         Predecessor
                      ------------------------------------
                      1996   1995   20 weeks    32 weeks
                      ------------------------------------

Current:
Federal                                          $5,097
State                 $378   $250   $100            874
                      ---------------------------------
Income taxes          $378   $250   $100         $5,971
                      =================================


The effective income tax rate differs from the statutory federal income tax rate as follows:

                                                  The Company              Predecessor
                                           ----------------------------    -----------
                                            1996      1995     20 weeks    32 weeks
                                           -------------------------------------------

Statutory federal income tax rate          (34.0%)   (34.0%)   (34.0%)      35.0%
State income taxes, net of federal
 income tax effect                           4.2       2.9        1.8        6.0
Unbenefitted Losses / Loss Carryforward     34.0      34.0       34.0
                                           -------------------------------------
Effective income tax rate                    4.2%      2.9%       1.8%      41.0%
                                           =====================================

Deferred tax assets and liabilities as of 1996 and 1995 related to the following temporary differences (in thousands):

                                     February 1,    February 3,
                                        1997           1996
                                     --------------------------

Deferred tax liabilities:
  Goodwill                            ($3,393)      ($2,008)
  Basis in fixed assets                (3,786)       (1,558)
  Other, net                           (1,489)       (1,313)
                                      ---------------------
Total deferred tax liabilities         (8,668)       (4,879)
Deferred tax assets:
  Self-insurance reserves              14,522        13,367
  Net operating loss carryforward      13,816         7,794
  Compensation and benefits             2,194         2,010
  Miscellaneous accruals                  575           988
  Other, net                            1,777           940
                                      ---------------------
Total deferred tax assets              32,884        25,099
Valuation allowance                   (24,216)      (20,220)
                                      ---------------------
Net deferred tax assets                 8,668         4,879
                                      ---------------------
                                     $      0      $      0
                                     ======================


The Company has tax net operating loss carryforwards of $36.0 million that expire through 2012. For financial reporting purposes, a valuation allowance has been recognized to offset deferred tax assets in excess of deferred tax liabilities since the Company has only incurred losses since inception and realization of such assets is not probable at February 1, 1997.

9.  Postretirement Health Care Benefits
Prior to January 1, 1996, it was the Company's practice that employees were eligible to participate in a plan that provided certain health care benefits to eligible retirees of certain defined employee groups under two unfunded plans, a defined dollar and a full coverage benefit plan. Effective January 1, 1996 the Company revised its retiree health care practice. Eligible retirees desiring health care coverage may now purchase it directly from a local provider of such coverages. While the benefits provided to the retirees remained essentially unchanged, none of the costs are borne by the Company. As a result, the Company's postretirement benefit liability was reduced by $1.5 million at February 3, 1996.

10. Retirement Plans
The Company established a defined contribution retirement plan, Star Markets Retirement Estates ("SMRE"). This plan is authorized by the Board of Directors for the purpose of providing retirement benefits for associates of the Company. The plan covers associates meeting age and service eligibility requirements, except those represented by a labor union, unless the collective bargaining agreement provides for participation. Contributions to SMRE are made at the discretion of the Board of Directors. Prior to September 10, 1994, employees of Predecessor participated in and contributed to a Parent-sponsored defined contribution retirement plan, American Stores Retirement Estates, which was substantially identical to the SMRE.

The Company also contributes to multi-employer defined benefit retirement plans in accordance with the provisions of the various labor contracts that govern the plans. The plans cover all associates represented by a labor union. The multi-employer plan contributions are generally based on the number of hours worked. Information about these plans as to vested and nonvested accumulated benefits and net assets available for benefits is not available.

Retirement plan expense in each period was as follows (in thousands):


                                   The Company             Predecessor
                           ----------------------------    -----------
                            1996      1995     20 weeks     32 weeks
                           -----------------------------------------

Company-sponsored plans    $2,685    $2,271     $1,701       $3,463
Multi-employer plans        2,102     1,929        685        1,127
                           ----------------------------------------
                           $4,787    $4,200     $2,386       $4,590
                           ========================================


11. Related-Party Transactions
During fiscal 1995, the Company entered into two sale-leaseback transactions with affiliates of INVESTCORP S.A. ("Investcorp"). The Company sold six of its stores for an aggregate gross selling price of $53.4 million. Concurrent with the sale, the Company leased the properties back for an initial term of 20 years. No gain or loss was recorded in connection with the sale-leaseback transactions.

In connection with the Acquisition, the Company paid Investcorp and its affiliates $13.2 million for acquisition, financing, management advisory and consulting services.

Prior to September 10, 1994, Predecessor incurred parent company charges which represented costs related to corporate salaries, benefits, administrative, data processing, interest expense, and miscellaneous income and expenses. Charges were allocated based upon relative operating profit of Predecessor and other factors at the discretion of the management of the Parent.

12. Commitments and Contingencies
The Company has identified environmental contamination sites related primarily to underground petroleum tanks at various store, warehouse, and office facilities. At most identified locations, remediation is either underway or completed. Charges against earnings for environmental remediation were not significant in any of the periods presented.

Pursuant to the asset purchase agreement, ASC would indemnify the Company for the costs and expenses related to environmental contamination provided that the Company paid the first $1 million of such costs. However, for costs and expenses related to any non-governmental claim filed by a third-party, ASC was not liable until the aggregate of such costs and expenses exceeded $6 million. ASC's obligation to indemnify the Company expired on the second anniversary of the Closing Date, except for those locations and claims for which ASC has received specific notification from the Company.

Although the ultimate outcome and expense of environmental remediation is uncertain, the Company believes that required remediation and continuing compliance with environmental law will not have a material adverse effect on the financial position or results of operations of the Company.