Form 10-Q
period 1997-05-03
STAR MARKETS CO INC
filed 1997-06-13
CIK 933160

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended May 3, 1997

                      Commission File Number:  33-86690

                         STAR MARKETS COMPANY, INC.
           (Exact name of registrant as specified in its charter)

               MASSACHUSETTS                       04-3243710
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)          Identification Number)

  625 MT. AUBURN STREET, CAMBRIDGE, MA                02138
(Address of principal executive offices)            (Zip Code)

                               (617) 528-2550
            (Registrant's telephone number, including area code)

                                     NONE
            (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No  __ .

Number of shares of the issuer's common stock, outstanding as of June 2, 1997: 5,000 shares.


                         STAR MARKETS COMPANY, INC.

                                    INDEX


PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited).

            The following statements of Star Markets Company, Inc. are included herein:

                  Balance sheets - May 3, 1997 and February 1, 1997 Statements of operations - 13 weeks ended May 3, 1997 and
                   May 4, 1996
                  Statements of cash flows - 13 weeks ended May 3, 1997 and
                   May 4, 1996
                  Notes to financial statements - May 3, 1997.

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II - OTHER INFORMATION


      Item 6.  Exhibits and Reports on Form 8-K.


      Signature


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                         STAR MARKETS COMPANY, INC.

                               BALANCE SHEETS

                                 (Unaudited)
                  (Amounts in thousands, except share data)

                                               May 3,          February 1,
                                               1997            1997
                                               ---------------------------

Assets
Current assets:
  Accounts receivable, net of reserve for
   doubtful accounts of $1,679 in May and
   $1,589 in February                          $ 22,647        $ 21,815
  Inventory                                      66,473          65,550
  Prepaid expenses                                5,148           4,959
                                               ------------------------
Total current assets                             94,268          92,324

Property and equipment at cost:
  Land                                           20,894          31,015
  Building                                       51,517          66,603
  Equipment & fixtures                           93,296          88,623
  Leasehold improvements                         49,574          44,024
                                               ------------------------
Total property & equipment                      215,281         230,265
  Less accumulated depreciation and
   amortization                                  38,899          35,569
                                               ------------------------
Net property and equipment                      176,382         194,696

Other assets, net                                32,643          33,058
Goodwill, net                                   132,311         133,192
                                               ------------------------

Total Assets                                   $435,604        $453,270
                                               ========================

Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                             $ 41,487        $ 46,798
  Accrued payroll & benefits                     10,983          12,842
  Current portion self-insurance                  8,443           8,121
  Accrued interest                                1,765           6,003
  Other current liabilities                       9,634          13,637
                                               ------------------------
Total current liabilities                        72,312          87,401

Other liabilities                                23,111          22,732
Long-term debt                                  272,619         271,827

Redeemable preferred stock, redemption
 value $11,000                                   10,254          10,230

Shareholder's equity:
  Common stock, $.01 par value, 10,000
   shares authorized and 5,000 shares
   outstanding                                        0               0
  Additional paid-in-capital                     84,715          84,907
  Retained earnings (deficit)                   (27,407)        (23,827)
                                               ------------------------
Total shareholder's equity                       57,308          61,080
                                               ------------------------

Total Liabilities and Shareholder's Equity     $435,604        $453,270
                                               ========================

See accompanying notes.


                         STAR MARKETS COMPANY, INC.

                          STATEMENTS OF OPERATIONS

                                 (Unaudited)
                           (Amounts in thousands)

                                               13 Weeks        13 Weeks
                                               Ended           Ended
                                               May 3,          May 4,
                                               1997            1996
                                               ------------------------

Total revenues                                 $244,521        $217,055
Cost of goods sold                              180,419         162,332
                                               ------------------------

Gross profit                                     64,102          54,723

Operating and administrative expenses            54,434          45,232
Depreciation and amortization                     5,766           5,106
                                               ------------------------

Operating profit                                  3,902           4,385

Interest expense                                  7,188           6,934
Other (expenses) income, net                       (213)            (54)
                                               ------------------------

Loss before income taxes                         (3,499)         (2,603)
Income taxes                                         81              68
                                               ------------------------

Net loss                                       $ (3,580)       $ (2,671)
                                               ========================

See accompanying notes.


                         STAR MARKETS COMPANY, INC.

                          STATEMENTS OF CASH FLOWS

                                 (Unaudited)
                           (Amounts in thousands)

                                             13 Weeks         13 Weeks
                                             Ended            Ended
                                             May 3,           May 4,
                                             1997             1996
                                             -------------------------

Operating activities
Net loss                                     $ (3,580)        $ (2,671)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Amortization of deferred financing costs        395              386
  Depreciation and amortization                 5,766            5,106
  Loss on sale or disposal of property
   and equipment                                  213               54
  Changes in operating assets and
   liabilities:
    Accounts receivable                          (832)           2,551
    Inventories                                  (923)           7,204
    Prepaid expenses                             (189)            (598)
    Accounts payable                           (5,311)          (4,849)
    Accrued payroll and benefits               (1,859)          (3,128)
    Self-insurance reserves                       322             (104)
    Accrued interest                           (4,238)          (4,383)
    Other current liabilities                  (3,033)          (2,522)
    Other                                         360              602
                                             -------------------------
Net cash used in operating activities         (12,909)          (2,352)

Investing activities
Purchases of property and equipment            (6,468)          (5,321)
Proceeds from sale of property and
 equipment                                     20,097            4,260
Increase in restricted cash                                     (4,175)
                                             -------------------------
Net cash provided by (used in) investing
 activities                                    13,629           (5,236)

Financing Activities
Net proceeds from revolving credit facility       300            4,200
Repayment of long-term debt                      (175)
Preferred dividends paid                         (608)            (612)
Deferred financing costs                         (737)
Deposits refunded                                 500            4,000
                                             -------------------------
Net cash provided by (used in) financing
 activities                                      (720)           7,588

Net increase (decrease) in cash and cash
 equivalents                                        0                0
Cash and cash equivalents beginning of
 period                                             0                0
                                             -------------------------
Cash and cash equivalents end of period      $      0         $      0
                                             =========================

Supplemental disclosure of cash flow
 information:
  Cash paid for interest                     $ 11,031         $ 10,895
  Cash paid for income taxes                      142                 0

See accompanying notes.


                         STAR MARKETS COMPANY, INC.

                        Notes to Financial Statements

                                 May 3, 1997

                                 (Unaudited)

Note 1 - Background
Star Markets Company, Inc., a Massachusetts corporation ("Star" or the "Company"), is a leading food retailer in the metropolitan Boston area, operating 48 stores as of May 3, 1997. The Company operates three store formats consisting of 21 Superstores, 25 Conventional supermarkets, and two Wild Harvest stores, which emphasize natural, healthy foods. Additionally, the Company operates a wholesale business which provides warehousing, distribution and certain administrative services to independent store locations throughout the New England area.

The Company is a wholly-owned subsidiary of Star Markets Holdings, Inc., a Massachusetts corporation ("Holdings"). Both Holdings and the Company were formed for purposes of acquiring the business and assets of the Star Market operating division of Jewel Food Stores, Inc. in September 1994.

Note 2 - Basis of Presentation
The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are of a normal recurring nature, to fairly state the Company's financial position and results of operations for the periods presented. The results of operations for the 13 week period ended May 3, 1997 are not necessarily indicative of the results to be expected for the entire year ending January 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended February 1, 1997.


STAR MARKETS COMPANY, INC.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations
Results of operations for the 13 weeks ended May 3, 1997 are referred to herein as "Quarter 1997" and the 13 weeks ended May 4, 1996 are referred to as "Quarter 1996".

During Quarter 1997, the Company remodeled and expanded one conventional store and opened a superstore which replaced a conventional store. As of May 3, 1997, the Company operated 21 superstores, 25 conventional stores, and two natural food stores. The Company also operates a wholesale food business.

Revenues
Total revenues increased 12.7% in Quarter 1997 to $244.5 million from $217.1 million in Quarter 1996. Sales from retail operations in Quarter 1997 increased 14.8% to $227.9 million from $198.5 million in Quarter 1996. The growth in retail sales was attributable both to an increase in the number of retail stores operated and a 1.8% increase in comparable store sales. Revenues from wholesale operations in Quarter 1997 declined 10.6% to $16.6 million from $18.6 million in Quarter 1996.

Gross Profit
Gross profit increased 17.1% in Quarter 1997 to $64.1 million from $54.7 million in Quarter 1996. Gross profit as a percentage of total revenues increased to 26.2% in Quarter 1997 from 25.2% in Quarter 1996. Gross profit from retail operations increased 17.4% in Quarter 1997 to $62.8 million from $53.5 million in Quarter 1996 primarily due to the increase in retail revenues. Gross profit as a percentage of sales for the retail operations increased to 27.6% in Quarter 1997 from 27.0% in Quarter 1996. Gross profit from wholesale operations in Quarter 1997 increased 6.2% to $1.3 million from $1.2 million in Quarter 1996. Gross profit as a percentage of wholesale revenues in Quarter 1997 increased to 7.7% from 6.5% in Quarter 1996, primarily due to an increase in promotional income.

Operating and Administrative Expenses
Operating and administrative expenses increased by 20.3% to $54.4 million in Quarter 1997 from $45.2 million in Quarter 1996. Operating and administrative expenses as a percentage of total revenues increased to 22.3% in Quarter 1997 from 20.8% in Quarter 1996. The increase in operating and administrative expenses as a percentage of total revenues was primarily due to an increase in retail operations which incur a higher rate of operating and administrative expenses than wholesale operations, and an increase in rent expense, including rent associated with the sale leaseback of one operating location in Quarter 1997.

Interest Expense
Net interest expense, primarily related to interest expense on debt incurred to finance the acquisition of the Company, was $7.2 million in Quarter 1997. Net interest expense was $6.9 million in Quarter 1996.

Liquidity and Capital Resources
The Company's liquidity needs arise primarily from debt service on the indebtedness incurred in connection with the acquisition of the Company, and funding of the Company's capital expenditure and working capital requirements.

The Company's total indebtedness as of June 2, 1997 was $267.1 million, which includes $110.0 million of Subordinated Notes due November 1, 2004, $153.5 million due under the Senior Credit Facility and a $3.6 million note payable. The Senior Credit Facility provides for a $108.0 million term loan facility and a $75.0 million revolving credit facility. On April 21, 1997, the Company completed an amendment to its Senior Credit Facility in order to accommodate continued investment in new store growth. The amendment extends the revolving credit facility by two years to December 31, 2001, amends certain covenants, and replaces a term loan that was due in 1999 with a new term loan due in 2003. As of June 2, 1997, the Company had $45.5 million drawn under the revolving credit portion of the Senior Credit Facility and $8.9 million drawn under the letter of credit portion of the Senior Credit Facility leaving an aggregate of $20.6 million of unused revolving credit availability under the Senior Credit Facility.

The Company currently plans to make total capital expenditures of approximately $43.2 million in fiscal 1997. Capital expenditures for Quarter 1997 were $6.4 million compared with $5.3 million in Quarter 1996. Capital expenditures include opening two new superstores, opening a new superstore to replace an existing conventional store, remodeling six existing stores, converting one conventional store to a superstore, and opening two new natural food stores. Planned capital expenditures for fiscal 1997 include approximately $7.0 million for maintenance, systems, and distribution.

During Quarter 1997, the Company realized net proceeds of $20.1 million from the sale leaseback of one of its stores.

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


STAR MARKETS COMPANY, INC.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) The following exhibit is included herein:

    Exhibit (27) - Financial Data Schedule

(b) The Company did not file any reports on Form 8-K for the 13 weeks ended May 3, 1997.


                         STAR MARKETS COMPANY, INC.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Star Markets Company, Inc.
                              (Registrant)

Date:June 13, 1997            By: /s/ Robert R. Spellman
                                      Robert R. Spellman
                                      Executive Vice President,
                                      Chief Financial and Accounting Officer