Form 10-Q
period 1997-08-02
STAR MARKETS CO INC
filed 1997-09-12
CIK 933160

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

                      For the quarter ended August 2, 1997

                        Commission File Number: 33-86690
                                                --------


                           STAR MARKETS COMPANY, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              MASSACHUSETTS                               04-3243710
------------------------------------------      -------------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                Identification Number)


   625 MT. AUBURN STREET, CAMBRIDGE, MA                      02138
------------------------------------------      -------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Number of shares of the issuer's common stock, outstanding as of September 3, 1997: 5,000 shares.

                           STAR MARKETS COMPANY, INC.

                                     INDEX


PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited).

      The following statements of Star Markets Company, Inc. are included herein:

         Balance sheets - August 2, 1997 and February 1, 1997
         Statements of operations - 13 weeks ended August 2, 1997 and August
          3, 1996; 26 weeks ended August 2, 1997 and August 3, 1996 Statements of cash flows - 26 weeks ended August 2, 1997 and
          August 3, 1996
         Notes to financial statements - August 2, 1997.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II - OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K.

   Signature

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           STAR MARKETS COMPANY, INC.

                                 BALANCE SHEETS

                                  (Unaudited)
                   (Amounts in thousands, except share data)

                                                                   August 2,    February 1,
                                                                     1997          1997
                                                                   ---------    -----------

Assets
Current assets:
  Accounts receivable, net of reserve for doubtful accounts
   of $1,440 in August and $1,589 in February                      $  18,605     $  21,815
  Inventory                                                           65,723        65,550
  Prepaid expenses                                                     5,106         4,959
                                                                   -----------------------
Total current assets                                                  89,434        92,324

Property and equipment at cost:
  Land                                                                20,894        31,015
  Building                                                            51,781        66,603
  Equipment & fixtures                                               100,443        88,623
  Leasehold improvements                                              56,153        44,024
                                                                   -----------------------
Total property & equipment                                           229,271       230,265
  Less accumulated depreciation and amortization                      43,330        35,569
                                                                   -----------------------
Net property and equipment                                           185,941       194,696

Other assets, net                                                     32,428        33,058
Goodwill, net                                                        131,427       133,192
                                                                   -----------------------
Total Assets                                                       $ 439,230     $ 453,270
                                                                   =======================

Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                                                 $  45,086     $  46,798
  Accrued payroll & benefits                                          11,367        12,842
  Current portion self-insurance                                       8,914         8,121
  Accrued interest                                                     6,066         6,003
  Other current liabilities                                            9,932        13,637
                                                                   -----------------------
Total current liabilities                                             81,365        87,401

Other liabilities                                                     23,358        22,732
Long-term debt                                                       269,419       271,827

Redeemable preferred stock, redemption value $11,000                  10,278        10,230

Shareholder's equity:
  Common stock, $.01 par value, 10,000 shares authorized
   and 5,000 shares outstanding                                            0             0
  Additional paid-in-capital                                          84,522        84,907
  Retained earnings (deficit)                                        (29,712)      (23,827)
                                                                   -----------------------
Total shareholder's equity                                            54,810        61,080
                                                                   -----------------------
Total Liabilities and Shareholder's Equity                         $ 439,230     $ 453,270
                                                                   =======================


See accompanying notes.

                           STAR MARKETS COMPANY, INC.

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)
                             (Amounts in thousands)


                                            13 Weeks     13 Weeks     26 Weeks     26 Weeks
                                             Ended        Ended        Ended        Ended
                                            August 2,    August 3,    August 2,    August 3,
                                              1997         1996         1997         1996
                                            ---------    ---------    ---------    ---------

Total revenues                              $ 259,943    $ 231,024    $ 504,464    $ 448,079
Cost of goods sold                            192,179      173,723      372,598      336,055
                                            ------------------------------------------------

Gross profit                                   67,764       57,301      131,866      112,024

Operating and administrative expenses          56,652       47,932      111,086       93,164
Depreciation and amortization                   5,798        5,402       11,564       10,508
                                            ------------------------------------------------

Operating profit                                5,314        3,967        9,216        8,352

Interest expense                                7,563        7,267       14,751       14,201
Other (expenses) income, net                       27          (10)        (186)         (64)
                                            ------------------------------------------------

Loss before income taxes                       (2,222)      (3,310)      (5,721)      (5,913)
Income taxes                                       83           63          164          131
                                            ------------------------------------------------

Net loss                                    $  (2,305)   $  (3,373)   $  (5,885)   $  (6,044)
                                            ================================================


See accompanying notes.

                           STAR MARKETS COMPANY, INC.

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                             (Amounts in thousands)

                                                                26 Weeks       26 Weeks
                                                                  Ended          Ended
                                                                August 2,      August 3,
                                                                   1997           1996
                                                                ----------     ----------

Operating activities
Net loss                                                        $  (5,885)     $  (6,044)
Adjustments to reconcile net loss to net cash provided
 by operating activities:
  Amortization of deferred financing costs                            807            772
  Depreciation and amortization                                    11,564         10,508
  Loss on sale or disposal of property and equipment                  185             64
  Changes in operating assets and liabilities:
    Accounts receivable                                             3,210           (340)
    Inventories                                                      (173)           700
    Prepaid expenses                                                 (147)          (949)
    Accounts payable                                               (1,712)         5,398
    Accrued payroll and benefits                                   (1,475)        (1,716)
    Self-insurance reserves                                           793          1,249
    Accrued interest                                                   63           (900)
    Other current liabilities                                      (3,041)        (2,392)
    Other                                                             352            203
                                                                ------------------------
Net cash provided by operating activities                           4,541          6,553

Investing activities
Purchases of property and equipment                               (20,514)       (19,011)
Proceeds from sale of property and equipment                       20,134          4,302
Decrease in restricted cash                                                        6,028
Acquisition of leasehold interests                                               (19,621)
                                                                ------------------------
Net cash used in investing activities                                (380)       (28,302)

Financing Activities
Net (repayment) proceeds from revolving credit facility            (2,900)         3,400
Proceeds from note payable                                                         4,087
Repayment of long-term debt                                        (1,153)          (375)
Preferred dividends paid                                             (608)          (612)
Equity contribution                                                               12,000
Deposits refunded                                                     500          4,000
                                                                ------------------------
Net cash (used in) provided by financing activities                (4,161)        22,500

Net increase in cash and cash equivalents                               0            751
Cash and cash equivalents beginning of period                           0              0
                                                                ------------------------
Cash and cash equivalents end of period                         $       0      $     751
                                                                ========================

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $  13,881      $  14,580
  Cash paid for income taxes                                          242            226


See accompanying notes.

                           STAR MARKETS COMPANY, INC.

                         Notes to Financial Statements

                                 August 2, 1997

                                  (Unaudited)

Note 1 - Background
-------------------

Star Markets Company, Inc., a Massachusetts corporation ("Star" or the "Company"), is a leading food retailer in the metropolitan Boston area, operating 49 stores as of August 2, 1997. The Company operates three store formats consisting of 22 superstores, 25 conventional supermarkets, and two Wild Harvest stores (which emphasize natural, healthy foods). Additionally, the Company operates a wholesale business which provides warehousing, distribution and certain administrative services to independent store locations throughout the New England area.

The Company is a wholly-owned subsidiary of Star Markets Holdings, Inc., a Massachusetts corporation ("Holdings"). Both Holdings and the Company were formed for purposes of acquiring the business and assets of the Star Market operating division of Jewel Food Stores, Inc. in September 1994.

Note 2 - Basis of Presentation
------------------------------

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are of a normal recurring nature, to fairly state the Company's financial position and results of operations for the periods presented. The results of operations for the 13 week and 26 week periods ended August 2, 1997 are not necessarily indicative of the results to be expected for the entire year ending January 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended February 1, 1997.

                           STAR MARKETS COMPANY, INC.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations
---------------------

Results of operations for the 13 weeks and 26 weeks ended August 2, 1997 are referred to herein as "Quarter 1997" and "Interim 1997," respectively, and the 13 weeks and 26 weeks ended August 3, 1996 are referred to as "Quarter 1996" and "Interim 1996," respectively.

During Quarter 1997, the Company opened a new superstore and remodeled three superstores. Subsequent to the Quarter 1997, the Company acquired one conventional store. The Company currently operates 22 superstores, 26 conventional supermarkets, and two Wild Harvest stores (which emphasize natural, healthy foods). The Company also operates a wholesale food business.

Quarter 1997
------------

Revenues
--------

Total revenues increased 12.5% in Quarter 1997 to $259.9 million from $231.0 million in Quarter 1996. Sales from retail operations in Quarter 1997 increased 14.4% to $241.2 million from $210.8 million in Quarter 1996. The growth in retail sales was primarily attributable to an increase in the number of retail stores operated. Comparable store sales increased by 0.2% in Quarter 1997. Revenues from wholesale operations in Quarter 1997 declined 7.4% to $18.8 million from $20.3 million in Quarter 1996.

Gross Profit
------------

Gross profit increased 18.3% in Quarter 1997 to $67.8 million from $57.3 million in Quarter 1996. Gross profit as a percentage of total revenues increased to 26.1% in Quarter 1997 from 24.8% in Quarter 1996. Gross profit from retail operations increased 18.4% in Quarter 1997 to $66.4 million from $56.1 million in Quarter 1996 primarily due to the increase in retail revenues. Gross profit as a percentage of sales for the retail operations increased to 27.5% in Quarter 1997 from 26.6% in Quarter 1996. The increase in gross profit as a percentage of sales was due primarily to improvements in perishable margins and leveraged distribution costs. Gross profit from wholesale operations in Quarter 1997 increased 12.8% to $1.3 million from $1.2 million in Quarter 1996. Gross profit as a percentage of wholesale revenues in Quarter 1997 increased to 7.1% from 5.9% in Quarter 1996, primarily due to improvement in product margin, as well as leveraged distribution costs.

                           STAR MARKETS COMPANY, INC.

Operating and Administrative Expenses
-------------------------------------

Operating and administrative expenses increased by 18.1% to $56.6 million in Quarter 1997 from $47.9 million in Quarter 1996. Operating and administrative expenses as a percentage of total revenues increased to 21.8% in Quarter 1997 from 20.7% in Quarter 1996. The increase in operating and administrative expenses as a percentage of total revenues was primarily due to an increase in retail operations which incur a higher rate of operating and administrative expenses than wholesale operations, and an increase in rent expense, including both rent expense for new locations and rent associated with the February 1997 sale leaseback of one operating location.

Interest Expense
----------------

Net interest expense, primarily related to interest expense on debt incurred to finance the acquisition of the Company, was $7.6 million in Quarter 1997. Net interest expense was $7.3 million in Quarter 1996.

Interim 1997
------------

Revenues
--------

Total revenues increased 12.6% in Interim 1997 to $504.5 million from $448.1 million in Interim 1996. Sales from retail operations in Interim 1997 increased 14.6% to $469.1 million from $409.2 million in Interim 1996. The growth in retail sales was attributable both to an increase in the number of retail stores operated and a 1.0% increase in comparable store sales. Revenues from wholesale operations in Interim 1997 declined 8.9% to $35.4 million from $38.8 million in Interim 1996.

Gross Profit
------------

Gross profit increased 17.7% in Interim 1997 to $131.9 million from $112.0 million in Interim 1996. Gross profit as a percentage of total revenues increased to 26.1% in Interim 1997 from 25.0% in Interim 1996. Gross profit from retail operations increased 17.9% in Interim 1997 to $129.2 million from $109.6 million in Interim 1996 primarily due to the increase in retail revenues. Gross profit as a percentage of sales for the retail operations increased to 27.6% in Interim 1997 from 26.8% in Interim 1996. Gross profit from wholesale operations in Interim 1997 increased 9.4% to $2.6 million from $2.4 million in Interim 1996. Gross profit as a percentage of wholesale revenues in Interim 1997 increased to 7.4% from 6.2% in Interim 1996, primarily due to leveraged distribution costs.

                           STAR MARKETS COMPANY, INC.

Operating and Administrative Expenses
-------------------------------------

Operating and administrative expenses increased by 19.2% to $111.1 million in Interim 1997 from $93.2 million in Interim 1996. Operating and administrative expenses as a percentage of total revenues increased to 22.0% in Interim 1997 from 20.8% in Interim 1996. The increase in operating and administrative expenses as a percentage of total revenues was primarily due to an increase in retail operations which incur a higher rate of operating and administrative expenses than wholesale operations, and an increase in rent expense, including both rent expense for new locations and rent associated with the February 1997 sale leaseback of one operating location.

Interest Expense
----------------

Net interest expense, primarily related to interest expense on debt incurred to finance the acquisition of the Company, was $14.8 million in Interim 1997. Net interest expense was $14.2 million in Interim 1996.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity needs arise primarily from debt service on the indebtedness incurred in connection with the acquisition of the Company, and funding of the Company's capital expenditure and working capital requirements.

The Company's total indebtedness as of August 2, 1997 was $270.3 million, which includes $110.0 million of Subordinated Notes due November 1, 2004, $156.9 million due under the Senior Credit Facility and a $3.4 million note payable. The Senior Credit Facility provides for a $108.0 million term loan facility and a $75.0 million revolving credit facility. As of September 3, 1997, the Company had $47.8 million drawn under the revolving credit portion of the Senior Credit Facility and $7.3 million drawn under the letter of credit portion of the Senior Credit Facility leaving an aggregate of $19.9 million of unused revolving credit availability under the Senior Credit Facility.

The Company currently plans to make total capital expenditures of approximately $43.2 million in fiscal 1997. Capital expenditures for Quarter 1997 were $14.1 million compared with $33.3 million in Quarter 1996. For Interim 1997, capital expenditures were $20.5 million compared with $38.6 million in Interim 1996. Capital expenditures for fiscal 1997 include opening two new superstores, opening a new superstore to replace an existing conventional store, remodeling six existing stores and opening two new natural food stores. Planned capital expenditures for fiscal 1997 include approximately $7.1 million for maintenance, systems, and distribution.

                           STAR MARKETS COMPANY, INC.

-------------------------------------------

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

                           STAR MARKETS COMPANY, INC.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  The following exhibit is included herein:

     Exhibit (27) - Financial Data Schedule

(b) The Company did not file any reports on Form 8-K for the 26 weeks ended August 2, 1997.

                           STAR MARKETS COMPANY, INC.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Star Markets Company, Inc.
                                     ------------------------------------------
                                                    (Registrant)


Date: September 12, 1997             By: /s/ Robert R. Spellman
                                     ------------------------------------------
                                             Robert R. Spellman
                                             Executive Vice President, Chief
                                             Financial and Accounting Officer