Form 10-Q
period 1997-11-01
STAR MARKETS CO INC
filed 1997-12-12
CIK 933160

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended November 1, 1997

                      Commission File Number:  33-86690

                         STAR MARKETS COMPANY, INC.
                         --------------------------
           (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                             04-3243710
         -------------                             ----------
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
 incorporation or organization)

  625 MT. AUBURN STREET, CAMBRIDGE, MA                  02138
  ------------------------------------                  -----
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
Yes  X   No    .
    ---     ---

Number of shares of the issuer's common stock, outstanding as of December 2, 1997: 5,000 shares.

                         STAR MARKETS COMPANY, INC.

                                    INDEX


PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited).


    The following statements of Star Markets Company, Inc. are included herein:

      Balance sheets - November 1, 1997 and February 1, 1997
      Statements of operations - 13 weeks ended November 1, 1997 and
       November 2, 1996; 39 weeks ended November 1, 1997 and November 2, 1996 Statements of cash flows - 39 weeks ended November 1, 1997 and
       November 2, 1996
      Notes to financial statements - November 1, 1997.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.


    Signature

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                         STAR MARKETS COMPANY, INC.

                               BALANCE SHEETS

                                 (Unaudited)
                  (Amounts in thousands, except share data)


                                                      November 1,  February 1,
                                                         1997          1997
                                                      ------------------------

Assets
Current assets:
  Accounts receivable, net of reserve for doubtful
   accounts of $1,584 in November and $1,589
   in February                                         $ 21,989     $ 21,815
  Inventory                                              69,609       65,550
  Prepaid expenses                                        4,246        4,959
                                                       ---------------------
Total current assets                                     95,844       92,324

Property and equipment at cost:
  Land                                                   20,894       31,015
  Building                                               52,173       66,603
  Equipment & fixtures                                  104,938       88,623
  Leasehold improvements                                 56,433       44,024
                                                       ---------------------
Total property & equipment                              234,438      230,265
  Less accumulated depreciation and amortization         48,152       35,569
                                                       ---------------------
Net property and equipment                              186,286      194,696

Other assets, net                                        32,011       33,058
Goodwill, net                                           131,453      133,192
                                                       ---------------------
Total Assets                                           $445,594     $453,270
                                                       =====================

Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                                     $ 42,528     $ 46,798
  Accrued payroll & benefits                             11,812       12,842
  Current portion self-insurance                          9,587        8,121
  Accrued interest                                        9,587        6,003
  Other current liabilities                              12,736       13,637
                                                       ---------------------
Total current liabilities                                86,250       87,401

Other liabilities                                        23,701       22,732
Long-term debt                                          272,229      271,827

Redeemable preferred stock, redemption value $11,000     10,302       10,230

Shareholder's equity:
  Common stock, $.01 par value, 10,000 shares
   authorized and 5,000 shares outstanding                    0            0
  Additional paid-in-capital                             84,255       84,907
  Retained earnings (deficit)                           (31,143)     (23,827)
                                                       ---------------------
Total shareholder's equity                               53,112       61,080
                                                       ---------------------

Total Liabilities and Shareholder's Equity             $445,594     $453,270
                                                       =====================

See accompanying notes.


                         STAR MARKETS COMPANY, INC.

                          STATEMENTS OF OPERATIONS

                                 (Unaudited)
                           (Amounts in thousands)


                                         13 Weeks      13 Weeks      39 Weeks      39 Weeks
                                           Ended         Ended         Ended         Ended
                                        November 1,   November 2,   November 1,   November 2,
                                           1997          1996          1997          1996
                                        -----------------------------------------------------

Total revenues                            $261,673      $252,736      $766,137      $700,815
Cost of goods sold                         192,767       189,600       565,365       525,655
                                          --------------------------------------------------
Gross profit                                68,906        63,136       200,772       175,160

Operating and administrative expenses       56,617        51,746       167,703       144,910
Depreciation and amortization                6,048         5,770        17,612        16,278
                                          --------------------------------------------------
Operating profit                             6,241         5,620        15,457        13,972

Interest expense                             7,616         7,303        22,367        21,504
Other (expenses) income, net                    37            24          (149)          (40)
                                          --------------------------------------------------
Loss before income taxes                    (1,338)       (1,659)       (7,059)       (7,572)
Income taxes                                    95           117           259           248
                                          --------------------------------------------------
Net loss                                  $ (1,433)     $ (1,776)     $ (7,318)     $ (7,820)
                                          ==================================================

See accompanying notes.


                         STAR MARKETS COMPANY, INC.

                          STATEMENTS OF CASH FLOWS

                                 (Unaudited)
                           (Amounts in thousands)


                                                            39 Weeks      39 Weeks
                                                              Ended         Ended
                                                           November 1,   November 2,
                                                              1997          1996
                                                           -------------------------

Operating activities
Net loss                                                    $ (7,318)     $ (7,820)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Amortization of deferred financing costs                     1,226         1,157
  Depreciation and amortization                               17,612        16,278
  Loss on sale or disposal of property and equipment             165            42
  Changes in operating assets and liabilities:
    Accounts receivable                                         (174)         (951)
    Inventories                                               (4,059)       (6,730)
    Prepaid expenses                                             713        (1,703)
    Accounts payable                                          (4,270)       12,123
    Accrued payroll and benefits                              (1,030)         (643)
    Self-insurance reserves                                    1,466           686
    Accrued interest                                           3,584        (2,773)
    Other current liabilities                                     45        (4,386)
    Other                                                        260           294
                                                            ----------------------
Net cash provided by operating activities                      8,220         5,574

Investing activities
Purchases of property and equipment                          (26,626)      (24,982)
Proceeds from sale of property and equipment                  20,167         4,326
Decrease in restricted cash                                                  6,028
Acquisition of leasehold interests                                         (19,860)
                                                            ----------------------
Net cash used in investing activities                         (6,459)      (34,488)

Financing Activities
Net (repayment) proceeds from revolving credit facility          300        10,600
Proceeds from note payable                                                   4,087
Repayment of note payable                                       (536)         (168)
Repayment of long-term debt                                                   (375)
Deferred financing costs                                        (799)
Preferred dividends paid                                      (1,226)       (1,230)
Equity contribution                                                         12,000
Deposits refunded (made)                                         500         4,000
                                                            ----------------------
Net cash (used in) provided by financing activities           (1,761)       28,914

Net increase in cash and cash equivalents                          0             0
Cash and cash equivalents beginning of period                      0             0
                                                            ----------------------
Cash and cash equivalents end of period                     $      0      $      0
                                                            ======================

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $ 17,556      $ 23,013
  Cash paid for income taxes                                     342           340


See accompanying notes.


                         STAR MARKETS COMPANY, INC.

                        Notes to Financial Statements

                              November 1, 1997

                                 (Unaudited)

Note 1 - Background
-------------------
Star Markets Company, Inc., a Massachusetts corporation ("Star" or the "Company"), is a leading food retailer in the metropolitan Boston area, operating 51 stores as of November 1, 1997. The Company operates three store formats consisting of 22 superstores, 26 conventional supermarkets, and three Wild Harvest stores (which emphasize natural, healthy foods). Additionally, the Company operates a wholesale business which provides warehousing, distribution and certain administrative services to independent store locations throughout the New England area.

The Company is a wholly-owned subsidiary of Star Markets Holdings, Inc., a Massachusetts corporation ("Holdings"). Both Holdings and the Company were formed for purposes of acquiring the business and assets of the Star Market operating division of Jewel Food Stores, Inc. in September 1994.

Note 2 - Basis of Presentation
------------------------------
The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are of a normal recurring nature, to fairly state the Company's financial position and results of operations for the periods presented. The results of operations for the 13 week and 39 week periods ended November 1, 1997 are not necessarily indicative of the results to be expected for the entire year ending January 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended February 1, 1997.

                         STAR MARKETS COMPANY, INC.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations
---------------------
Results of operations for the 13 weeks and 39 weeks ended November 1, 1997 are referred to herein as "Quarter 1997" and "Interim 1997," respectively, and the 13 weeks and 39 weeks ended November 2, 1996 are referred to as "Quarter 1996" and "Interim 1996," respectively.

During Quarter 1997, the Company acquired one new conventional supermarket which was closed and replaced by a new superstore subsequent to Quarter 1997. During Quarter 1997, the company also opened one new Wild Harvest store, remodeled three superstores and remodeled one conventional store. Subsequent to Quarter 1997, the Company opened one new Wild Harvest store. The Company currently operates 23 superstores, 25 conventional supermarkets, and four Wild Harvest stores (which emphasize natural, healthy foods). The Company also operates a wholesale food business.

Quarter 1997
------------

Revenues
--------
Total revenues increased 3.5% in Quarter 1997 to $261.7 million from $252.7 million in Quarter 1996. Sales from retail operations in Quarter 1997 increased 4.8% to $244.7 million from $233.4 million in Quarter 1996. The increase in retail sales was attributable to an increase in the number of retail stores operated. Comparable store sales decreased by 0.6% in Quarter 1997. Revenues from wholesale operations in Quarter 1997 declined 12.0% to $17.0 million from $19.3 million in Quarter 1996.

Gross Profit
------------
Gross profit increased 9.2% in Quarter 1997 to $68.9 million from $63.1 million in Quarter 1996. Gross profit as a percentage of total revenues increased to 26.3% in Quarter 1997 from 25.0% in Quarter 1996. Gross profit from retail operations increased 9.3% in Quarter 1997 to $67.7 million from $61.9 million in Quarter 1996 due to both an increase in retail revenues and an increase in gross profit as a percentage of sales. Gross profit as a percentage of sales for the retail operations increased to 27.7% in Quarter 1997 from 26.5% in Quarter 1996. The increase in gross profit as a percentage of sales was due primarily to improvements in merchandising margin. Gross profit from wholesale operations in Quarter 1997 decreased 0.4% to $1.17 million from $1.18 million in Quarter 1996. Gross profit as a percentage of wholesale revenues in Quarter 1997 increased to 6.9% from 6.1% in Quarter 1996, primarily due to improvement in product margin, as well as leveraged distribution costs.

Operating and Administrative Expenses
-------------------------------------
Operating and administrative expenses increased by 9.4% to $56.6 million in Quarter 1997 from $51.7 million in Quarter 1996. Operating and administrative expenses as a percentage of total revenues increased to 21.6% in Quarter 1997 from 20.5% in Quarter 1996. The increase in operating and administrative expenses as a percentage of total revenues was primarily due to an increase in store labor attributable to new store formats with additional service intensive departments; and an increase in rent, including both rent for new locations and rent associated with the February 1997 sale-leaseback of one operating location.

Interest Expense
----------------
Net interest expense, primarily related to interest expense on debt incurred to finance the acquisition of the Company, was $7.6 million in Quarter 1997. Net interest expense was $7.3 million in Quarter 1996.

Interim 1997
------------

Revenues
--------
Total revenues increased 9.3% in Interim 1997 to $766.1 million from $700.8 million in Interim 1996. Sales from retail operations in Interim 1997 increased 11.1% to $713.7 million from $642.6 million in Interim 1996. The growth in retail sales was attributable both to an increase in the number of retail stores operated and a 0.4% increase in comparable store sales. Revenues from wholesale operations in Interim 1997 declined 9.9% to $52.4 million from $58.2 million in Interim 1996.

Gross Profit
------------
Gross profit increased 14.6% in Interim 1997 to $200.8 million from $175.2 million in Interim 1996. Gross profit as a percentage of total revenues increased to 26.2% in Interim 1997 from 25.0% in Interim 1996. Gross profit from retail operations increased 14.8% in Interim 1997 to $197.0 million from $171.6 million in Interim 1996 primarily due to the increase in retail revenues. Gross profit as a percentage of sales for the retail operations increased to 27.6% in Interim 1997 from 26.7% in Interim 1996. The increase in gross profit as a percentage of sales was due primarily to improvements in perishable margins and leveraged distribution costs. Gross profit from wholesale operations in Interim 1997 increased 6.2% to $3.8 million from $3.6 million in Interim 1996. Gross profit as a percentage of wholesale revenues in Interim 1997 increased to 7.2% from 6.2% in Interim 1996, primarily due to an increase in non-perishable gross margin rates, as well as leveraged distribution costs.

Operating and Administrative Expenses
-------------------------------------
Operating and administrative expenses increased by 15.7% to $167.7 million in Interim 1997 from $144.9 million in Interim 1996. Operating and administrative expenses as a percentage of total revenues increased to 21.9% in Interim 1997 from 20.7% in Interim 1996. The increase in operating and administrative expenses as a percentage of total revenues was primarily due to an increase in store labor attributable to new store formats with additional service intensive departments; and an increase in rent, including both rent for new locations and rent associated with the February 1997 sale-leaseback of one operating location.

Interest Expense
----------------
Net interest expense, primarily related to interest expense on debt incurred to finance the acquisition of the Company, was $22.4 million in Interim 1997. Net interest expense was $21.5 million in Interim 1996.

Liquidity and Capital Resources
-------------------------------
The Company's liquidity needs arise primarily from debt service on the indebtedness incurred in connection with the acquisition of the Company, and funding of the Company's capital expenditure and working capital requirements.

The Company's total indebtedness as of November 1, 1997 was $273.3 million, which includes $110.0 million of Subordinated Notes due November 1, 2004, $160.1 million due under the Senior Credit Facility and a $3.2 million note payable. The Senior Credit Facility provides for a $108.0 million term loan facility and a $75.0 million revolving credit facility. As of December 2, 1997, the Company had $55.7 million drawn under the revolving credit portion of the Senior Credit Facility and $7.2 million drawn under the letter of credit portion of the Senior Credit Facility leaving an aggregate of $12.1 million of unused revolving credit availability under the Senior Credit Facility.

The Company currently plans to make total capital expenditures of approximately $43.4 million in fiscal 1997. Capital expenditures for Quarter 1997 were $6.1 million compared with $6.2 million in Quarter 1996. For Interim 1997, capital expenditures were $26.6 million compared with $44.8 million in Interim 1996. Capital expenditures for fiscal 1997 include opening two new superstores, opening a new superstore to replace an existing conventional store, remodeling five existing stores and opening two new natural food stores. Planned capital expenditures for fiscal 1997 include approximately $9.1 million for maintenance, systems, and distribution.

The Company believes that funds generated from operations, proceeds from sale-leaseback transactions of currently owned properties, and borrowings under the Senior Credit Facility will provide sufficient resources through fiscal 1998 to permit it to meet its working capital requirements, to make all interest and principal payments due and payable on the Subordinated Notes and its existing indebtedness and planned capital expenditures. However, if the Company's cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be required to reduce or delay planned capital expenditures, sell assets, obtain additional equity capital or restructure debt.

                         STAR MARKETS COMPANY, INC.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) The following exhibit is included herein:

    Exhibit (27) - Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during 39 weeks ended November 1, 1997.

                         STAR MARKETS COMPANY, INC.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Star Markets Company, Inc.
                                       --------------------------
                                       (Registrant)

Date: December 12, 1997                By: Robert R. Spellman
                                           ------------------
                                           Robert R. Spellman
                                           Executive Vice President,
                                           Chief Financial and
                                           Accounting Officer