Form 10-K
period 1998-01-31
STAR MARKETS CO INC
filed 1998-05-01
CIK 933160

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended January 31, 1998

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number:  33-86690


                         STAR MARKETS COMPANY, INC.
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             MASSACHUSETTS                            04-3243710
----------------------------------------   -----------------------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)             Identification Number)



  625 MT. AUBURN STREET, CAMBRIDGE, MA                  02138
----------------------------------------   -----------------------------------
(Address of principal executive offices)              (Zip Code)


                               (617) 528-2550
------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.     Yes  [X]    No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [X]

Aggregate market value of the voting stock held by nonaffiliates of the registrant at April 21, 1998: None

Number of shares of the issuer's common stock, outstanding as of April 21, 1998: 5,000 shares

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

Historical financial information of Predecessor is presented as if it existed as a separate entity during the periods presented.

The Company is a leading regional food retailer, with 52 stores (at the end of fiscal 1997) located in Eastern Massachusetts. Thirty-two of the Company's 52 stores are located inside Route 128, an area which includes many of the most densely populated and affluent communities in the metropolitan Boston area. The Company also operates a wholesale food business serving locations in New England and New York. The Company employs approximately 10,000 people.

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

Superstores
-----------
The Company's 23 superstores offer a wider range of goods and services than its conventional stores. In addition to traditional supermarket offerings, the Company's superstores contain most of the following specialty service areas: full-service bakeries, delicatessens with prepared foods, self-service salad bars, floral departments, pharmacies, "Peticulars" pet food and accessories departments, "Wild Harvest" natural foods departments, and full-service kitchens offering a variety of freshly prepared meal selections. Prepared foods include store-cooked meats and poultry, salads and baked goods.

During 1997, the Company opened three new superstores, one of which replaced a conventional store which closed in 1997. The Company completed remodels at four of its existing superstores during 1997.

Conventional Stores
-------------------
The Company currently operates 25 conventional stores which offer a wide selection of national brands and private label products as well as high-quality produce, meat, seafood, and a select line of general merchandise. Conventional stores typically contain one or more specialty service departments, such as floral, seafood, bakery or delicatessen. During 1997, the Company replaced a conventional store with a new superstore and completed remodels at three conventional stores.

Wild Harvest Stores
-------------------
The Company's four Wild Harvest stores offer an extensive selection of natural foods, natural meats and seafood, bulk foods, and fresh fruits and vegetables, including certified organic, pesticide-free, conventional and locally grown produce. Wild Harvest stores also offer: "Wild Juices," a California style juice bar; "Harvest Grain," a scratch bakery where bakers make their own dough from unbleached and unbromated flours; a Granola Factory where 12 different granolas are made on-site and baked fresh daily; "Harvest Table," a selection of healthy, prepared foods for time-starved consumers; and a Wellness Department, which offers a complete assortment of natural vitamins, nutritional supplements, herbal and homeopathic remedies and natural personal care products. In addition to the items mentioned above, Wild Harvest stores feature a selection of the most popular grocery items sold in traditional supermarkets, allowing consumers one shopping destination. The Company opened two new Wild Harvest locations in 1997.

Marketing
---------
The Company's marketing strategy emphasizes its long-standing reputation for quality perishable goods and superior customer service. The Company's advertising also highlights its broad selection of national brand and private label merchandise via weekly circulars and through radio and television commercials. The Wild Harvest advertising programs emphasize fresh affordable natural foods as well as the convenience of one-stop shopping. The Company was the first food retailer in the metropolitan Boston area to introduce a card-based marketing and merchandising program designed to increase customer loyalty. The Star Advantage Card offers customers promotional benefits and eliminates the need to clip Star circular coupons. Wild Harvest stores offer the Wild Card with benefits similar to the Star Advantage Card. During 1997, the Company continued to utilize both cards, which also track customers' purchasing data, to target specific customers for certain promotional events.

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

In conjunction with the Acquisition, the Company developed a plan to upgrade and/or replace a significant portion of its information systems architecture to state-of-the-art technology. During 1997, the Company successfully completed the implementation of new core application software within its buying, merchandising and inventory management systems for dairy operations and non-perishable categories. The final phase of the project, the implementation of new perishable purchasing and distribution systems and a new pricing system, is scheduled for completion in fiscal 1998.

Distribution
------------
The Company operates a warehouse and distribution complex in Norwood, Massachusetts that supplies both the Company's retail and wholesale operations with dry grocery, dairy and perishable products. This facility provides approximately 14.5 million cubic feet of storage space, or capacity for approximately 1.6 million cases of product. Management believes this facility has sufficient capacity to support the Company's growth plans over the next several years. The Norwood complex is conveniently located within the Company's market area and provides efficient distribution of product with a fleet of 30 tractors and 417 trailers. The Norwood complex also includes a corrugated paper recycling facility that reclaims packaging materials from the stores and prepares it for sale to processors of corrugated paper products.

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

Merchandising Programs
----------------------
The Company's merchandising programs are designed to increase gross margins and optimize product assortment. The key elements of the Company's merchandising strategy are to (i) provide its superstores with a wider range of non-grocery items, such as home office products, kitchen and bath items, books and magazines and other general merchandise, (ii) introduce high-quality prepared foods departments, (iii) provide an expanded selection of high-quality perishable products from its existing in-store bakeries, seafood, floral, and produce departments, (iv) expand the Company's offerings of natural, organic and ethnic foods, and (v) establish specialty departments, such as juice bars, prepared foods, "Peticulars" pet food and accessories departments, and "Wild Harvest" natural food departments, where space permits. In addition, the Company is implementing strategies to increase its sales of private label products. The Company intends to increase sales of private label products by offering a wider range of private label products and improving the marketing and merchandising of such products. Further, the Company has exclusive distribution rights within its trade area for the President's Choice brand of products, a line of high-quality packaged products.

Wholesale Operations
--------------------
The Company's wholesale operations principally involve the distribution of grocery and perishable products to locations in New England and New York. Approximately 11 of these locations are contractually allowed to operate under the "Star" name, provided that the customer complies with certain operating covenants intended to protect the value of the "Star" trade name by insuring that the customer's stores are clean and well-run. The existing contracts are generally terminable by the Company on 30 days notice. In addition to providing product distribution, the Company also offers marketing and advertising programs to wholesale customers for an incremental charge. The Company does not generally provide financing to its wholesale customers, other than payment terms for product purchases.


Item 2. Properties
------------------

At the end of fiscal 1997, the Company owned seven stores, its office in Cambridge, Massachusetts and its warehouse and distribution complex in Norwood, Massachusetts. In addition, as of the end of fiscal 1997, the Company owned one property held for development located in Dorchester, Massachusetts. The Company has granted mortgages on all of its real estate to the lenders under its Senior Credit Facility to secure the Company's obligations thereunder. The Company completed a sale-leaseback transaction for one of its operating properties and sold a non-operating property located in Rhode Island during 1997. In March 1998, subsequent to fiscal 1997, the Company completed a sale-leaseback for two of its operating properties and its warehouse and distribution complex.

At the end of fiscal 1997, the Company leased 45 stores throughout the metropolitan Boston area and Cape Cod, Massachusetts. The leases for the 45 stores have an average life of approximately 33 years until final expiration. The Company will continue to evaluate additional sale-leaseback transactions for properties owned to reduce debt and/or partially finance future growth of the Company.


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


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of security holders during the 13-week period ended January 31, 1998.


                                   PART II


Item 5. Market for Registrant's Common Equity and Related Stockholders Matters
------------------------------------------------------------------------------

There is no established public trading market for the Company's common equity. The authorized common stock of the Company consists of 10,000 shares of common stock, par value $.01 per share ("Common Stock"). At April 21, 1998, there were 5,000 shares of Common Stock issued and outstanding, all of which are held of record by Holdings. All outstanding shares of Common Stock are pledged to secure the Company's obligations under its Senior Credit Facility and, pursuant to restrictions contained therein, the Company is not expected to be able to pay dividends on its Common Stock for the foreseeable future, other than certain limited dividends permitted under the Senior Credit Facility.

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


Item 6. Selected Financial Data
-------------------------------

The following table sets forth summary historical financial data of Star Markets and the Company for the five fiscal years ended January 31, 1998. For financial statement purposes, the Acquisition was accounted for as a purchase effective September 10, 1994. As a result, the Company has adopted a new basis of accounting that reflects estimated fair values for assets and liabilities at that date.

                                                 Predecessor(1)                                The Company
                                           ---------------------------   ------------------------------------------------------
                                           (52 Weeks)      32-Week         20-Week      (53 Weeks)    (52 Weeks)    (52 Weeks)
                                           Fiscal Year                                  Fiscal Year   Fiscal Year   Fiscal Year
                                              Ended      Period Ended    Period Ended      Ended         Ended         Ended
                                           January 29,   September 10,   January 28,    February 3,   February 1,   January 31,
                                              1994           1994            1995          1996          1997          1998
                                           -----------   -------------   ------------   -----------   -----------   -----------
                                                                         (Dollars in thousands)

Operating Data:
Revenues
  Retail                                   $   716,979    $   427,762    $   268,617    $   763,513   $   877,827   $   965,845
  Wholesale                                    119,326         69,227         39,687         90,991        76,704        68,343
                                           ------------------------------------------------------------------------------------
Total revenues                                 836,305        496,989        308,304        854,504       954,531     1,034,188

Gross profit
  Retail                                       176,408        104,249         65,293        191,418       234,514       267,350
  Wholesale                                      6,156          4,058          2,230          6,273         4,927         5,040
                                           ------------------------------------------------------------------------------------
Total gross profit                             182,564        108,307         67,523        197,691       239,441       272,390

Depreciation and amortization                   12,841          8,295          7,218         19,326        22,178        23,792
Operating income                                29,705         15,266          6,384         19,642        19,949        21,890
Interest expense                                    79             27          9,781         28,382        28,894        30,177
Income (loss) before extraordinary loss         17,476          8,592         (3,507)        (8,890)       (9,336)       (8,565)
Extraordinary loss                                                            (2,094)
Net income (loss)                               17,476          8,592         (5,601)        (8,890)       (9,336)       (8,565)


Store Data (Period End):
Number of stores                                    32             33             33             38            48            52
Total square footage                         1,038,211      1,096,544      1,119,990      1,639,015     2,034,603     2,240,966
Selling square footage                         797,346        842,146        859,773      1,144,486     1,419,013     1,567,976


Balance Sheet Data (Period End):
Total assets                               $   209,445    $   208,084    $   421,355    $   425,503   $   453,270   $   452,542
Long-term debt                                                               240,057        257,400       271,827       276,327
Redeemable preferred stock                                                    10,037         10,134        10,230        10,326

--------------------
<F1>  For financial statement purposes, the Acquisition was accounted for as a purchase effective September 10, 1994. The acquisition resulted in a new basis of accounting reflecting estimated fair values for assets and liabilities at that date. Accordingly, the financial statements for the periods subsequent to September 10, 1994, are presented on the Company's new basis of accounting, while the financial statements at September 10, 1994 and the prior period are presented on the Predecessor's historical cost basis of accounting. The assets and business were acquired for an aggregate purchase price of $293.3 million, exclusive of related fees and expenses.


Item 7. Management's Discussion and Analysis of the Results of Operations and Financial Condition
-----------------------------------------------------------------------------

Fiscal 1997 and Fiscal 1996

Revenues
--------
Revenues from retail operations for the 52-week period ended January 31, 1998 increased 10.0% to $965.8 million from $877.8 million for the 52-week period ended February 1, 1997. The increase in revenues from retail operations was due to both an increase in the number of stores operated and to increased revenues from existing stores. For stores open more than one year ("same store sales"), revenues increased by 0.5% from the prior period. Revenues from wholesale operations for the 52-week period ended January 31, 1998 declined 10.9% to $68.3 million from $76.7 million for the 52-week period ended February 1, 1997. The decrease in wholesale revenues was primarily due to the loss of certain wholesale accounts which ceased operations.

Gross Profit
------------
Gross profit from retail operations for the 52-week period ended January 31, 1998 increased 14.0% to $267.3 million from $234.5 million for the 52-week period ended February 1, 1997 primarily due to the increase in revenues. Gross profit as a percentage of revenues for retail operations for the 52-week period ended January 31, 1998 increased to 27.7% from 26.7% for the 52-week period ended February 1, 1997. The increase in gross profit as a percentage of revenues was primarily attributable to improvements in perishable margins and leveraged distribution costs. Gross profit from wholesale operations for the 52-week period ended January 31, 1998 increased 2.3% to $5.0 million from $4.9 million for the 52-week period ended February 1, 1997. Gross profit as a percentage of revenues for wholesale operations for the 52-week period ended January 31, 1998 increased to 7.4% from 6.4% for the 52-week period ended February 1, 1997, primarily due to an increase in non-perishable gross margin rates, as well as a decrease in distribution costs.

Operating and Administrative Expenses
-------------------------------------
Operating and administrative expenses for the 52-week period ended January 31, 1998 increased by 14.9% to $226.7 million from $197.3 million for the 52-week period ended February 1, 1997. Operating and administrative expenses as a percentage of total revenues for the 52-week period ended January 31, 1998 increased to 21.9% from 20.7% for the 52-week period ended February 1, 1997. The increase in operating and administrative expenses as a percentage of total revenues was due to an increase in store labor attributable to new store formats with additional service intensive departments and an increase in rent including both rent for new locations and rent associated with the February, 1997 sale-leaseback of one operating location.

Depreciation and Amortization
-----------------------------
Depreciation and amortization expense, which includes the amortization of goodwill, was 2.3% of total revenues for the 52-week period ended January 31, 1998 and the 52-week period ended February 1, 1997

Non-Operating Expenses
----------------------
Interest expense for the 52-week period ended January 31, 1998 increased to $30.2 million from $28.9 million for the 52-week period ended February 1, 1997. The Company recorded state income tax expense of $0.4 million for the 52-week period ended January 31, 1998 and $0.4 million for the 52-week period ended February 1, 1997. The Company did not record a federal or state tax benefit associated with the losses recorded in the 52-week period ended January 31, 1998 and the 52-week period ended February 1, 1997.

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

Gross Profit
------------
Gross profit from retail operations for the 52-week period ended February 1, 1997 increased 22.5% to $234.5 million from $191.4 million for the 53-week period ended February 3, 1996 primarily due to the increase in revenues. Gross profit as a percentage of revenues for retail operations for the 52-week period ended February 1, 1997 increased to 26.7% from 25.1% for the 53-week period ended February 3, 1996. The increase in gross profit as a percentage of revenues was primarily attributable to an increase in the gross margin rate in the perishable categories. Gross profit from wholesale operations for the 52-week period ended February 1, 1997 decreased 21.5% to $4.9 million from $6.3 million for the 53-week period ended February 3, 1996. Gross profit as a percentage of revenues for wholesale operations for the 52-week period ended February 1, 1997 decreased to 6.4% from 6.9% for the 53-week period ended February 3, 1996.

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

Liquidity and Capital Resources
-------------------------------
The Company's liquidity needs arise primarily from debt service on the indebtedness incurred in connection with the Acquisition, the funding of the Company's store acquisitions, capital expenditures and working capital requirements.

The Company's total indebtedness as of April 21, 1998 was $260.3 million, which includes $110.0 million of Subordinated Notes due November 1, 2004, $147.3 million due under the Senior Credit Facility, and a $3.0 million note payable. The Senior Credit Facility provides for a $108.0 million term loan facility and a $75.0 million revolving credit facility. As of April 21, 1998, the Company had $7.2 million drawn under the letter of credit facilities of the Senior Credit Facility and $50.1 million drawn under the revolving credit portion of the Senior Credit Facility leaving an aggregate of $16.9 million of unused revolving credit availability under the Senior Credit Facility. The Company paid $0.7 million in aggregate principal amount in 1997. The Company will pay $1.1 million in aggregate principal amount in 1998.

Capital expenditures for fiscal 1997 were $41.1 million as compared to $54.8 million in fiscal 1996 and $65.3 million in fiscal 1995. The Company's capital expenditures have been funded through cash flow from operations, proceeds from sale-leaseback transactions, proceeds from the sale of nonoperating properties, and borrowings under the revolving credit portion of its Senior Credit Facility. Subsequent to the end of fiscal 1997, the Company completed a sale-leaseback transaction for two of its stores and for its warehouse and distribution complex for a gross selling price of $21.6 million. Of the proceeds, $18.4 million will be used to pay down principal on term loans and the balance of $3.2 million will be used for revolver paydown and to pay transaction expenses.

The Company currently anticipates making capital expenditures of approximately $24.8 million in fiscal 1998. Capital expenditures will include opening one new superstore, remodeling two existing stores, converting one conventional store to a superstore, and opening up to two new Wild Harvest stores. Planned capital expenditures for fiscal 1998 include approximately $9.7 million for maintenance, systems, and distribution.

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

The Company has conducted a review of its computer systems that could be affected by the "Year 2000" issue and is developing a plan to resolve issues. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize the date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations using existing software and in converting to new software. The Year 2000 problem is not expected to pose a significant problem for the Company.


Item 8. Consolidated Financial Statements and Supplementary Data
----------------------------------------------------------------

The Consolidated financial statements and supplementary data are included under Item 14. of this Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------

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


Name                      Age    Positions
----                      ---    ---------

Henry J. Nasella          51     Chairman of the Board of Directors, President
                                 and Chief Executive Officer
Robert R. Spellman        50     Director, Executive Vice President, Administration,
                                 and Chief Financial Officer
Edward Albertian          45     Executive Vice President, Operations and Chief
                                 Operating Officer
Carole O'Connor Gates     40     Executive Vice President, Marketing
Stephen R. Winslow        38     Senior Vice President, Finance

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

Stephen R. Winslow became Senior Vice President, Finance in October 1996. Prior to joining the Company, he served as Vice President, Finance/Controller, Contract and Commercial Division of Staples, Inc. from January 1996. Mr. Winslow served as Vice President, Planning, Analysis and Reporting and Chief Accounting Officer from 1995, and Vice President, Planning and Analysis from 1993 for Staples, Inc.

Director Compensation
---------------------
The Company pays no remuneration to its employees or to executives of Investcorp or any of its wholly-owned subsidiaries for serving as directors. See "Management--Executive Compensation." There are no family relationships among any of the directors or executive officers.


Item 11. Executive Compensation
-------------------------------

The following table sets forth certain information concerning the compensation of the Company's Chief Executive Officer and the four other most highly compensated executive officers for fiscal years 1997, 1996 and 1995.

                         Summary Compensation Table


                                                                                        Long Term
                                                                                       Compensation
                                                                                     ----------------
                                    Annual Compensation                                   Awards
                            ------------------------------------                     Number of Shares
        Name and                                                    Other Annual        Underlying          All Other
   Principal Position       Year(1)   Salary(2)($)   Bonus(2)($)   Compensation($)   Options/SARs(#)    Compensation(3)($)
-------------------------   -------   ------------   -----------   ---------------   ----------------   ------------------

Henry J. Nasella             1997       320,833        148,129            0                   0                8,319
Chairman, President and      1996       300,000              0            0                   0               12,046
Chief Executive Officer      1995       300,000        100,000            0                   0               13,140

Robert R. Spellman           1997       262,500        105,000            0                   0                7,693
Executive Vice President,    1996       250,000         50,000            0                   0                9,334
Administration and Chief     1995       250,000         50,000            0                   0                9,368
Financial Officer

Edward Albertian             1997       220,833         88,333            0                   0                6,375
Executive Vice President,    1996       197,583         63,238            0                 500                7,998
Operations and Chief         1995       131,396         26,279            0               4,114                5,868
Operating Officer

Carole O'Connor Gates        1997       182,500         73,000            0                   0                5,767
Executive Vice President,    1996       168,333         51,667            0                   0                7,495
Marketing                    1995       160,000         32,000            0               5,477                1,181

Stephen R. Winslow           1997       168,334         58,917            0                   0                1,004
Senior Vice President,       1996        46,667         56,000            0               1,500                  118
Finance

--------------------
<F1>  Dates on which employment commenced were May 15, 1995 for Mr.
      Albertian and October 15, 1996 for Mr. Winslow.

<F2>  Represents amounts paid for the relevant fiscal year. Bonuses are reported in the fiscal year earned and typically paid during the following fiscal year.

<F3>  The compensation reported represents: amounts contributed by the
      Company under the 401(K) Savings Plan and imputed income on the value of Company provided term life insurance in excess of $50,000.

      --   Company contributions under the 401(K) Savings Plan for fiscal
           1995 were as follows: $6,332 for Mr. Nasella, $6,932 for Mr. Spellman, $5,095 for Mr. Albertian, $613 for Ms. O'Connor Gates. Imputed income on the value of Company provided term life insurance in excess of $50,000 in fiscal 1995 was as follows: $6,808 for Mr. Nasella, $2,436 for Mr. Spellman, $773 for Mr. Albertian, $568 for Ms. O'Connor Gates.

      -- Company contributions under the 401(K) Savings Plan for fiscal 1996 were as follows: $5,458 for Mr. Nasella, $6,898 for Mr. Spellman, $6,898 for Mr. Albertian, $6,898 for Ms. O'Connor Gates and $0 for Mr. Winslow. Imputed income on the value of Company provided term life insurance in excess of $50,000 in fiscal 1996 was as follows:
           $6,588 for Mr. Nasella, $2,436 for Mr. Spellman, $1,100 for Mr. Albertian, $597 for Ms. O'Connor Gates, and $118 for Mr. Winslow.

      -- Company contributions under the 401(K) Savings Plan for fiscal 1997 were as follows: $ 5,100 for Mr. Nasella, $5,100 for Mr. Spellman, $5,100 for Mr. Albertian, $5,100 for Ms. O'Connor Gates and $397 for Mr. Winslow. Imputed income on the value of Company provided term life insurance in excess of $50,000 in fiscal 1997 was as follows: $3,219 for Mr. Nasella, $2,593 for Mr. Spellman, $1,275 for Mr. Albertian, $667 for Ms. O'Connor Gates, and $607 for
           Mr. Winslow.


Option Grants

The Company had no grants of stock options in respect of Class C Stock of Star Markets Holdings, Inc. ("Holdings") during the fiscal year ended January 31, 1998 to the executive officers named in the Summary Compensation Table.

Option Exercises and Holdings

The following table sets forth certain information related to stock options in respect of Class C Stock of Holdings for the fiscal year ended January 31, 1998 for each of the executive officers named in the Summary
Compensation Table; and the number and value of options held by each of these executives on January 31, 1998.


                          Number of                     Number of Shares of
                           Shares                      Common Stock Underlying          Value of Unexercised
                           Common                      Unexercised Options at          In-The-Money Options at
                            Stock                         Fiscal Year End                Fiscal Year End(1)
                         Acquired on     Value      ----------------------------    ----------------------------
        Name               Exercise     Realized    Exercisable    Unexercisable    Exercisable    Unexercisable
---------------------    -----------    --------    -----------    -------------    -----------    -------------

Henry J. Nasella              0            $0         45,744          30,495        $1,429,500          $0
Robert R. Spellman            0             0          1,617           6,466                 0           0
Edward Albertian              0             0            823           3,791                 0           0
Carole O'Connor Gates         0             0          1,095           4,382                 0           0
Stephen R. Winslow            0             0              0           1,500                 0           0

--------------------
<F1>  Underlying shares are not publicly traded and are subject to repurchase by Holdings under certain circumstances at the employee's cost or at the then current value of the underlying share, as determined by the Holding's Board of Directors upon the termination of the employee's employment with the Company. Only those options granted to Mr. Nasella at an exercise price of $37.50 per share are classified as in-the-money for purposes of this table based on an estimated value of such shares of $75.00 per share. Neither Holdings nor the Company has established any recent valuations for such shares.


Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

All of the Company's issued and outstanding capital stock is owned by Holdings. Class D Stock, par value $.01 per share, is the only class of Holdings' stock that currently possesses voting rights. At January 31, 1998 there were 5,000 shares of Holdings' Class D Stock issued and outstanding. Members of the Company's management own 37,636 shares, and have the right to acquire an additional 57,269 shares subject to presently exercisable options, of Holdings' Class C Stock, par value $.01 per share, which stock has no voting rights except in certain limited circumstances. The following tables set forth the beneficial ownership of each class of issued and outstanding securities of Holdings by each director of the Company, each of the executive officers of the Company listed under "Management," the directors and executive officers of the Company as a group and each person who beneficially owns more than 5% of the outstanding shares of any class of voting securities of Holdings.

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
P.O. Box 1111
West Wind Building
George Town, Grand Cayman
Cayman Islands

--------------------
<F1>  As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of a security, or the sole or shared power to dispose, or direct the disposition of, a security.

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


Class C Non-Voting Stock:
-------------------------

                                                   Number of
                                                   Shares(1)
                                                   ---------

Henry J. Nasella                                   72,411(2)
625 Mount Auburn Street
Cambridge, MA  02138

Robert R. Spellman                                  4,950(3)
625 Mount Auburn Street
Cambridge, MA  02138

Edward Albertian                                    1,423(4)
625 Mount Auburn Street
Cambridge, MA  02138

Carole O'Connor Gates                               1,735(5)
625 Mount Auburn Street
Cambridge, MA  02138

Stephen R. Winslow                                    600
625 Mount Auburn Street
Cambridge, MA  02138

All directors and executive officers of
 the Company as a group (5) persons                81,119

--------------------
<F1>  As used in this table, beneficial ownership means the sole or shared power to vote, or direct the voting of a security, or the sole or shared power to dispose, or direct the disposition of, a security. Each of the persons listed is deemed to beneficially own shares issuable upon the exercise of stock options that are currently exercisable ("Presently Exercisable Options").

<F2>  Includes 45,744 shares subject to Presently Exercisable Options.

<F3>  Includes 1,617 shares subject to Presently Exercisable Options.

<F4>  Includes 823 shares subject to Presently Exercisable Options.

<F5>  Includes 1,095 shares subject to Presently Exercisable Options.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

In connection with the Acquisition, the Company entered into an agreement for management advisory and consulting services (the "Management Agreement") with International pursuant to which the Company agreed to pay International $750,000 per annum for a five-year term. At the closing of the Acquisition, the Company paid International approximately $2.3 million for the first three years in accordance with the terms of the Management Agreement, with the remaining two years due in quarterly installments.


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

Exhibit
Number     Description of Exhibits
-------    ----------------------

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

 10(p)* Second Amendment to Credit Agreement among the Company, Chemical Bank, as Administrative Agent, and the lenders party thereto, dated as of June 25, 1996 (filed as Exhibit 10(p) to the company's 1996 Form 10-k and incorporated herein by reference).

 10(q)* Third Amendment to Credit Agreement among the Company, Chemical Bank, as Administrative Agent, and the lenders party thereto, dated as of April 21, 1997 (filed as Exhibit 10(q) to the company's 1996 Form 10-k and incorporated herein by reference).

 27**     Financial Data Schedule for the 52 weeks ended January 31, 1998.


(b) No reports were filed on Form 8-K for the 13-week period ended January 31, 1998 .


**   As filed herewith.


                                 Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Star Markets Company, Inc.

DATE:  May 1, 1998                     BY:  /s/ Henry J. Nasella
                                       ---------------------------------------
                                       Henry J. Nasella
                                       Chairman of the Board of Directors
                                       President and Chief Executive Officer


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


        Signature                            Title                        Date
-------------------------    -------------------------------------    ------------

/s/ Henry J. Nasella
-------------------------
    Henry J. Nasella         Chairman of the Board of Directors        May 1, 1998
                             President and Chief Executive Officer
                             (Principal Executive Officer)



        Signature                            Title                        Date
-------------------------    -------------------------------------    ------------


/s/ Robert R. Spellman
-------------------------
    Robert R. Spellman       Director                                 May 1, 1998
                             Executive Vice President, Administration
                             Chief Financial Officer
                             (Principal Financial and Accounting Officer)



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

Not Applicable. No Annual Report or proxy material has been sent to holders of the Registrant's securities.


                         Annual Report on Form 10-K
                         Item 8, Item 14 (a) 1.
                        List of Financial Statements
                            Financial Statements
                                   Exhibit
                       52 weeks ended January 31, 1998
                       52 weeks ended February 1, 1997,
                       53 weeks ended February 3, 1996

                         Star Markets Company, Inc.
                                Cambridge, MA

                         Form 10-K - Item 14 (a) 1.



                         Star Markets Company, Inc.

                       52 weeks ended January 31, 1998
                       52 weeks ended February 1, 1997,
                       53 weeks ended February 3, 1996


List of Financial Statements

The following financial statements of Star Markets Company, Inc. ("The Company") are included herein:

      Balance sheets - January 31, 1998 and February 1, 1997

      Statements of operations - 52 weeks ended January 31, 1998, 52 weeks ended February 1, 1997 and 53 weeks ended February 3, 1996

      Statements of equity - 52 weeks ended January 31,1998, 52 weeks ended February 1, 1997 and 53 weeks ended February 3, 1996

      Statements of cash flows - 52 weeks ended January 31, 1998, 52 weeks ended February 1, 1997 and 53 weeks ended February 3, 1996

      Notes to financial statements - January 31, 1998.



              Report of Ernst & Young LLP, Independent Auditors


Shareholder and Board of Directors
Star Markets Company, Inc.

We have audited the accompanying balance sheets of Star Markets Company, Inc. ("The Company") as of January 31, 1998 and February 1, 1997 and the related statements of operations, equity, and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Star Markets Company, Inc. at January 31, 1998 and February 1, 1997 and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.

                                       Ernst & Young LLP

Boston, Massachusetts
March 20, 1998



                          Star Markets Company, Inc.

                               Balance Sheets

                  (Amounts in thousands, except share data)



                                                            January 31,    February 1,
                                                               1998           1997
                                                            -----------    -----------

Assets
Current assets:
  Accounts receivable, net of reserve for doubtful
   accounts of $1,391 in 1997 and $1,589 in 1996             $  21,001      $  21,815
  Inventory                                                     71,524         65,550
  Prepaid expenses                                               4,465          4,959
                                                             ------------------------
Total current assets                                            96,990         92,324

Property and equipment at cost:
  Land                                                          21,287         31,015
  Building                                                      51,452         66,603
  Equipment & fixtures                                         112,010         88,623
  Leasehold improvements                                        61,644         44,024
                                                             ------------------------
Total property & equipment                                     246,393        230,265
  Less accumulated depreciation and amortization                52,692         35,569
                                                             ------------------------
Net property and equipment                                     193,701        194,696

Other assets, net                                               31,287         33,058
Goodwill, net                                                  130,564        133,192
                                                             ------------------------
Total Assets                                                 $ 452,542      $ 453,270
                                                             ========================

Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                                           $  46,091      $  46,798
  Accrued payroll & benefits                                    13,195         12,842
  Current portion self-insurance                                 8,266          8,121
  Accrued interest                                               6,092          6,003
  Other current liabilities                                     16,503         13,637
                                                             ------------------------
Total current liabilities                                       90,147         87,401

Self-insurance reserves, less current portion                   18,523         18,960
Other liabilities                                                5,687          3,772
Long-term debt                                                 276,327        271,827

Redeemable preferred stock, redemption value $11,000            10,326         10,230

Shareholder's equity:
  Common stock, $.01 par value, 10,000 shares authorized
   and 5,000 shares outstanding                                      0              0
  Additional paid-in-capital                                    83,924         84,907
  Retained earnings (deficit)                                  (32,392)       (23,827)
                                                             ------------------------
Total shareholder's equity                                      51,532         61,080
                                                             ------------------------
Total Liabilities and Shareholder's Equity                   $ 452,542      $ 453,270
                                                             ========================


See accompanying notes.


                         Star Markets Company, Inc.

                          Statements of Operations

                           (Amounts in thousands)



                                               52 Weeks Ended      52 Weeks Ended      53 Weeks Ended
                                              January 31, 1998    February 1, 1997    February 3, 1996
                                              ----------------    ----------------    ----------------

Total revenues                                  $ 1,034,188          $ 954,531           $ 854,504
Cost of goods sold                                  761,798            715,090             656,813
                                                --------------------------------------------------

Gross profit                                        272,390            239,441             197,691

Operating and administrative expenses               226,708            197,314             158,723
Depreciation and amortization                        23,792             22,178              19,326
                                                --------------------------------------------------

                                                     21,890             19,949              19,642

Interest expense                                     30,177             28,894              28,382
Other income (expenses), net                             87                (13)                100
                                                --------------------------------------------------

Loss before income taxes                             (8,200)            (8,958)             (8,640)

Income taxes                                            365                378                 250
                                                --------------------------------------------------

Net loss                                        $    (8,565)         $  (9,336)          $  (8,890)
                                                ==================================================


See accompanying notes.


                         Star Markets Company, Inc.

                            Statements of Equity

                           (Amounts in thousands)




                                                 Common      Additional        Retained
                                                 Stock     Paid-In-Capital     Earnings      Total
                                                 ------    ---------------    ----------    --------

Balance at January 28, 1995                       $  0        $ 74,480        $  (5,601)    $ 68,879
  Net loss                                                                       (8,890)      (8,890)
  Accretion of preferred stock                                     (97)                          (97)
  Preferred stock dividend                                      (1,248)                       (1,248)
  Deferred compensation                                            557                           557
                                                  --------------------------------------------------
Balance at February 3, 1996                          0          73,692          (14,491)      59,201
  Net loss                                                                       (9,336)      (9,336)
  Accretion of preferred stock                                     (96)                          (96)
  Preferred stock dividend                                      (1,230)                       (1,230)
  Deferred compensation                                            556                           556
  Equity contribution, net of issuance costs                    11,985                        11,985
                                                  --------------------------------------------------
Balance at February 1, 1997                          0          84,907          (23,827)      61,080
  Net loss                                                                       (8,565)      (8,565)
  Accretion of preferred stock                                     (97)                          (97)
  Preferred stock dividend                                      (1,226)                       (1,226)
  Deferred compensation                                            340                           340
                                                  --------------------------------------------------
Balance at January 31, 1998                       $  0        $ 83,924        $ (32,392)    $ 51,532
                                                  ==================================================


                         Star Markets Company, Inc.

                          Statements of Cash Flows

                           (Amounts in thousands)


                                                      52 Weeks Ended      52 Weeks Ended      53 Weeks Ended
                                                     January 31, 1998    February 1, 1997    February 3, 1996
                                                     ----------------    ----------------    ----------------

Operating activities
Net loss                                                $  (8,565)          $  (9,336)          $  (8,890)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Amortization of deferred financing costs                  1,648               1,543               1,564
  Depreciation and amortization                            23,792              22,178              19,326
  Loss (gain) on sale or disposal of property
   and equipment                                              (87)                 15                 (93)
  Changes in operating assets and liabilities:
    Accounts receivable                                       814              (8,271)              2,008
    Inventories                                            (5,974)             (2,636)             (3,529)
    Prepaid expenses                                          494                  85              (1,888)
    Accounts payable                                         (707)              7,028               1,139
    Accrued payroll and benefits                              353                 333               1,686
    Self-insurance reserves                                  (291)               (571)             (2,445)
    Accrued interest                                           89                 870               1,231
    Other current liabilities                               3,491               2,754              (1,604)
    Other                                                   1,267                 524              (4,263)
                                                        -------------------------------------------------
Net cash provided by operating activities                  16,324              14,516               4,242

Investing activities
Purchases of property and equipment                       (41,058)            (34,762)            (60,710)
Proceeds from sale of property and equipment               22,381               4,365              56,296
Decrease (increase) in restricted cash                                          6,028              (6,028)
Purchase of Cape Ann Market, Inc.                                                                  (5,293)
Acquisition of leasehold interests                                            (20,064)
                                                        -------------------------------------------------
Net cash used in investing activities                     (18,677)            (44,433)            (15,735)

Financing Activities
Net proceeds from revolving credit facility                 4,600              12,400              18,400
Proceeds from long-term debt                                                    4,087
Repayment of long-term debt                                  (722)             (1,340)             (1,000)
Preferred dividends paid                                   (1,226)             (1,230)             (1,226)
Deposits refunded (made)                                      500               4,000              (4,500)
Equity contribution                                                            12,000
Deferred financing costs                                     (799)                                   (181)
                                                        -------------------------------------------------
Net cash provided by financing activities                   2,353              29,917              11,493

Net increase in cash and cash equivalents                       0                   0                   0
Cash and cash equivalents beginning of period                   0                   0                   0
                                                        -------------------------------------------------
Cash and cash equivalents end of period                 $       0           $       0           $       0
                                                        =================================================

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $  28,440           $  26,374        $   25,382
  Cash paid for taxes                                         365                 370        359


See accompanying notes.


                         Star Markets Company, Inc.

                        Notes to Financial Statements

                              January 31, 1998


1. Background
Star Markets Company, Inc., a Massachusetts corporation (the "Company"), is a leading food retailer in the metropolitan Boston area and operated 52 stores as of January 31, 1998. Additionally, the Company operates a wholesale business which provides warehousing, distribution and certain administrative services to independent store locations throughout the New England area.

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


3. Significant Accounting Policies

Reclassification
Certain amounts in the historical financial statements of the Company have been reclassified to conform with the Company's current method of presentation.

Fiscal Year
The fiscal year of the Company ends on the Saturday nearest to January 31. All references herein to "1997", "1996" and "1995", mean the 52-week fiscal year ended January 31, 1998, the 52-week fiscal year ended February 1, 1997 and the 53-week fiscal year ended February 3, 1996, respectively. The effect of the additional week on 1995 results of operations was not material.

Inventories
Inventories are stated at the lower of cost, using the FIFO (first-in, first-out) and weighted average cost methods, or market.

Goodwill
Goodwill represents the excess of the cost of the purchased businesses over the fair value of the net underlying assets and is being amortized using the straight-line method over 40 years. Accumulated amortization at January 31, 1998 and February 1, 1997 was $11.8 million and $8.3 million, respectively. At each balance sheet date, management assesses whether there has been a permanent impairment in the value of goodwill by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of the goodwill. The amount of any resulting impairment is calculated using the same undiscounted cash flows from operating activities. The factors considered by management in this assessment include operating results, trends and prospects, as well as the effects of demand, competition and other economic factors.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Deferred Financing Costs
Deferred financing costs, included in other assets, are amortized over the term of the related financing. Amortization of deferred financing costs is included in interest expense in the Statement of Operations. Accumulated amortization at January 31, 1998 and February 1, 1997 was $5.3 million and $3.6 million, respectively.

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

Recently Issued Accounting Pronouncements
During 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("Statement 130"). The Company will adopt the provisions of Statement 130 during Fiscal 1998. Comprehensive income is generally defined as all changes in stockholder's equity exclusive of transactions with owners such as capital investments and dividends.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("Statement 131"), which is required to be adopted for years beginning after December 15, 1997. Management of the Company does not expect the adoption of Statement 131 to have a material impact on the Company's financial statement disclosures.

Advertising Expense
Total advertising expense amounted to $11.8 million, $10.5 million and $9.8 million in 1997, 1996 and 1995, respectively. The Company expenses all advertising costs as incurred.


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

The carrying amounts and fair values of the Company's financial instruments are as follows (in thousands):

                           January 31, 1998        February 1, 1997
                         --------------------    --------------------
                         Carrying      Fair      Carrying      Fair
                          Amount      Value       Amount      Value
                         --------    --------    --------    --------

      Long-term debt     $277,427    $291,727    $273,548    $287,298


5. Long-term Debt

Long-term debt consists of the following (in thousands):

                                       January 31, 1998    February 1, 1997
                                       ----------------    ----------------

Senior Credit Facility:
  Term Loan: Tranche A                    $       0           $  38,500
             Tranche B                       39,750              39,750
             Tranche C                       29,750              29,750
             Additional Tranche C            38,500                   0
  Revolving credit facility                  56,400              51,800
                                          -----------------------------
Total Senior Credit Facility                164,400             159,800
13% Senior subordinated notes               110,000             110,000
8% Note Payable                               3,027               3,748
                                          -----------------------------
Total                                       277,427             273,548
Less current maturities                       1,100               1,721
                                          -----------------------------
                                          $ 276,327           $ 271,827
                                          =============================

The following table presents the maturities of the long-term debt for the next five fiscal years and thereafter (in thousands) as of January 31, 1998:


      Fiscal  1998                          1,100
              1999                          1,163
              2000                         11,077
              2001                         86,803
              2002 and thereafter         177,284
                                        ---------
              Total                     $ 277,427
                                        =========

Senior Credit Facility
The Senior Credit Facility provides for a total of $183.0 million of term and revolving loan credit (the "loans"). In order to accommodate continued investment in new store growth, the terms of the Senior Credit Facility were amended on April 21, 1997. This amendment, dated April 21, 1997, provides for a $108.0 million term loan facility and a $75.0 million revolving credit facility, extends certain term loans, extends the revolving credit facility by two years to December 31, 2001, and amends certain financial covenants.

The availability under the revolving credit facility may be utilized to meet the Company's current working capital requirements, including issuance of letters of credit. The Company can also utilize the remaining availability to fund capital expenditures. The revolving credit facility expires on December 31, 2001. At January 31, 1998, the Company had outstanding letters of credit totaling $7.2 million as required by certain contracts relating to inventory and self-insurance, which reduced the amount available under the revolving credit facility.

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

At January 31, 1998, the interest rates on the term loan facility ranged from 8.82% to 9.32% and the weighted average interest rate on amounts outstanding under the revolving credit facility at January 31, 1998 and February 1, 1997 were 8.40% and 8.11%, respectively.

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

8% Note Payable
The Company issued a $4.0 million note payable in connection with the store locations acquired in 1996. The note payable bears interest at 8.00% per annum and requires quarterly payments of principal and interest through July 2001.

Capitalized interest totaled $161,000, $55,000 and $1,839,000 for 1997, 1996 and 1995, respectively.

6. Preferred Stock

The Company is authorized to issue 10,000 shares of preferred stock, par value $.01 per share. In connection with the 1994 Acquisition, the Company issued 5,000 preferred shares for $11.0 million, and concurrently paid an issuance fee of $1.0 million on behalf of Holdings. All of the outstanding preferred shares are held by Holdings.

Dividends on the preferred stock accrue at a rate of 11% per annum. Dividends are cumulative and are payable when declared by the Board of Directors of the Company, out of assets legally available therefore, on April 30 and October 31 of each year, commencing on October 31, 1994. The Company's Board of Directors declared, and the Company has paid, all required dividends on the Company's cumulative preferred stock through January 31, 1998. To the extent that dividends are accrued, but have not been declared and paid, such undeclared and unpaid dividends will accrue additional dividends from the date upon which such dividends accrued until the date upon which they are paid at the rate of 13% per annum.

The shares of preferred stock are redeemable at the option of the Company at a redemption price of $2,200 per share plus accrued and unpaid dividends thereon to the date fixed for redemption. On December 31, 2005, the Company is required to redeem all outstanding shares of preferred stock at $2,200 per share plus accrued and unpaid dividends thereon to the date fixed for redemption.

7. Leases
The Company leases retail stores and equipment. The store leases have an average life of approximately 33 years until final expiration. The store leases generally have renewal options and provide for contingent rent based on sales levels in excess of specified levels.

The summary below shows the aggregate future minimum lease commitments at January 31, 1998. Operating leases are shown net of an aggregate $8.7 million of minimum rental income under noncancelable subleases.

                                               Operating
                                                 Leases
                                             --------------
                                             (In thousands)

   1998                                        $  27,974
   1999                                           27,745
   2000                                           25,801
   2001                                           26,371
   2002                                           25,561
   Thereafter                                    329,171
                                               ---------
   Total minimum rent commitments              $ 462,623
                                               =========

Rent expense for real property was as follows:


               Minimum    Sublease               Contingent     Total
                Rent        Rent        Net         Rent        Rent
               -------    --------    -------    ----------    -------
                                   (In thousands)

1997           $22,284    $(1,298)    $20,986       $329       $21,315
1996           $16,639    $  (970)    $15,669       $338       $16,007
1995             9,876       (560)      9,316        431         9,747

Additionally, rent expense for personal property totaled approximately $3.5 million, $2.1 million and $1.7 million, for 1997, 1996 and 1995, respectively.

Leasehold interests were acquired in connection with the 10 locations acquired during 1996 and represent the present value of the excess of market rents over actual rents payable over the remaining lives of the leases. The leasehold interests are being amortized on the straight-line method over the remaining lives of the leases. Accumulated amortization at January 31, 1998 was $1.3 million.

8. Income Taxes

Federal and state income taxes charged to earnings are summarized below:

                     1997     1996     1995
                     -----    -----    -----

Current:
  Federal
  State              $ 365    $ 378    $ 250
                     -----------------------
Income taxes         $ 365    $ 378    $ 250
                     =======================

The effective income tax rate differs from the statutory federal income tax rate as follows:

                                               1997       1996       1995
                                              -------    -------    -------

Statutory federal income tax rate             (34.0%)    (34.0%)    (34.0%)
State income taxes, net of federal income
 tax effect                                     4.5        4.2        2.9
Unbenefitted Losses / Loss Carryforward        34.0       34.0       34.0
                                              ----------------------------
Effective income tax rate                       4.5%       4.2%       2.9%
                                              ============================


Deferred tax assets and liabilities as of 1996 and 1995 related to the following temporary differences (in thousands):

                                      January 31, 1998    February 1, 1997
                                      ----------------    ----------------

Deferred tax liabilities:
  Goodwill                               $ (4,939)           $ (3,393)
  Basis in fixed assets                    (4,548)             (3,786)
  Other, net                               (1,327)             (1,489)
                                         ----------------------------
Total deferred tax liabilities            (10,814)             (8,668)
Deferred tax assets:
  Self-insurance reserves                  10,605              14,522
  Net operating loss carryforward          20,435              13,816
  Compensation and benefits                 2,088               2,194
  Miscellaneous accruals                    1,032                 575
  Other, net                                2,239               1,777
                                         ----------------------------
Total deferred tax assets                  36,399              32,884
Valuation allowance                       (25,585)            (24,216)
                                         ----------------------------
Net deferred tax assets                    10,814               8,668
                                         ----------------------------
                                         $      0            $      0
                                         ============================

The Company has tax net operating loss carryforwards of $45.0 million that expire through 2013. For financial reporting purposes, a valuation allowance has been recognized to offset deferred tax assets in excess of deferred tax liabilities since the Company has only incurred losses since inception and realization of such assets is not probable at January 31, 1998.


9. Retirement Plans
The Company established a defined contribution retirement plan, Star Markets Retirement Estates ("SMRE"). This plan is authorized by the Board of Directors for the purpose of providing retirement benefits for associates of the Company. The plan covers associates meeting age and service eligibility requirements, except those represented by a labor union, unless the collective bargaining agreement provides for participation. Contributions to SMRE are made at the discretion of the Board of Directors.

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

Retirement plan expense in each period was as follows (in thousands):

                                    1997      1996      1995
                                   ------    ------    ------

Company-sponsored plans            $1,859    $2,685    $2,271
Multi-employer plans                2,457     2,102     1,929
                                   --------------------------
                                   $4,316    $4,787    $4,200
                                   ==========================

10. Related-Party Transactions
During fiscal 1995, the Company entered into two sale-leaseback transactions with affiliates of INVESTCORP S.A. ("Investcorp"). The Company sold six of its stores for an aggregate gross selling price of $53.4 million. Concurrent with the sale, the Company leased the properties back for an initial term of 20 years. No gain or loss was recorded in connection with the sale-leaseback transactions.

In connection with the Acquisition, the Company entered into an agreement for management advisory and consulting services (the "Management Agreement") with Investcorp International Inc. ("International") pursuant to which the Company agreed to pay International $750,000 per annum for a five-year term. At the closing of the Acquisition, the Company paid International approximately $2.3 million for the first three years in accordance with the terms of the Management Agreement, with the remaining two years due in quarterly installments.

11. Commitments and Contingencies
The Company has identified environmental contamination sites related primarily to underground petroleum tanks at various store, warehouse, and office facilities. At most identified locations, remediation is either underway or completed. Charges against earnings for environmental remediation were not significant in any of the periods presented.

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