Form 10-Q
period 1998-05-02
STAR MARKETS CO INC
filed 1998-06-12
CIK 933160

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

                      For the quarter ended May 2, 1998

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
Yes  X   No     .
   -----   -----

Number of shares of the issuer's common stock, outstanding as of June 2, 1998: 5,000 shares.


                         STAR MARKETS COMPANY, INC.

                                    INDEX


PART I - FINANCIAL INFORMATION


      Item 1.  Financial Statements (Unaudited).


          The following statements of Star Markets Company, Inc. are included herein:

             Balance sheets - May 2, 1998 and January 31, 1998
             Statements of operations - 13 weeks ended May 2, 1998 and
              May 3, 1997
             Statements of cash flows - 13 weeks ended May 2, 1998 and
              May 3, 1997
             Notes to financial statements - May 2, 1998.


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II - OTHER INFORMATION


      Item 6.  Exhibits and Reports on Form 8-K.


      Signature


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                         STAR MARKETS COMPANY, INC.

                               BALANCE SHEETS

                  (Amounts in thousands, except share data)


                                                           May 2,      January 31,
                                                            1998          1998
                                                        --------------------------
Assets                                                  (Unaudited)

Current assets:
  Accounts receivable, net of reserve for
   doubtful accounts of $1,519 at May 2,
   1998 and $1,391 at January 31, 1998                   $ 16,735        $ 21,001
  Inventory                                                64,582          71,524
  Prepaid expenses                                          5,496           4,465
                                                         ------------------------
Total current assets                                       86,814          96,990

Property and equipment at cost:
  Land                                                     16,565          21,287
  Building                                                 32,567          51,452
  Equipment & fixtures                                    115,759         112,010
  Leasehold improvements                                   64,455          61,644
                                                         ------------------------
Total property & equipment                                229,347         246,393
  Less accumulated depreciation and amortization           55,990          52,692
                                                         ------------------------
Net property and equipment                                173,357         193,701

Other assets, net                                          30,600          31,287
Goodwill, net                                             129,674         130,564
                                                         ------------------------
Total Assets                                             $420,445        $452,542
                                                         ========================

Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                                       $ 36,599        $ 46,091
  Accrued payroll & benefits                               11,044          13,195
  Current portion self-insurance                            8,808           8,266
  Accrued interest                                          2,298           6,092
  Other current liabilities                                15,192          16,503
                                                         ------------------------
Total current liabilities                                  73,941          90,147

Self-insurance reserves, less current portion              18,523          18,523
Other liabilities                                           6,054           5,687
Long-term debt                                            262,677         276,327

Redeemable preferred stock, redemption value $11,000       10,349          10,326

Shareholder's equity:
  Common stock, $.01 par value, 10,000 shares
   authorized and 5,000 shares outstanding                      0               0
  Additional paid-in-capital                               83,595          83,924
  Retained earnings (deficit)                             (34,694)        (32,392)
                                                         ------------------------
Total shareholder's equity                                 48,901          51,532
                                                         ------------------------
Total Liabilities and Shareholder's Equity               $420,445        $452,542
                                                         ========================


See accompanying notes.


                         STAR MARKETS COMPANY, INC.

                          STATEMENTS OF OPERATIONS

                                 (Unaudited)
                           (Amounts in thousands)



                                         13 Weeks    13 Weeks
                                          Ended       Ended
                                          May 2,      May 3,
                                           1998        1997
                                         --------------------

Total revenues                           $259,203    $244,521
Cost of goods sold                        188,528     180,419
                                         --------------------

Gross profit                               70,675      64,102

Operating and administrative expenses      59,312      54,434
Depreciation and amortization               6,047       5,766
                                         --------------------

Operating profit                            5,316       3,902

Interest expense                            7,536       7,188
Other (expenses) income, net                    0        (213)
                                         --------------------

Loss before income taxes                   (2,220)     (3,499)
Income taxes                                   81          81
                                         --------------------

Net loss                                 $ (2,301)   $ (3,580)
                                         ====================

See accompanying notes.


                         STAR MARKETS COMPANY, INC.

                          STATEMENTS OF CASH FLOWS

                                 (Unaudited)
                           (Amounts in thousands)


                                                        13 Weeks    13 Weeks
                                                         Ended       Ended
                                                         May 2,      May 3,
                                                          1998        1997
                                                        --------------------
Operating activities
Net loss                                                $ (2,301)   $ (3,580)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Amortization of deferred financing costs                   423         395
  Depreciation and amortization                            6,044       5,766
  Loss on sale or disposal of property and equipment           0         213
  Changes in operating assets and liabilities:
  Accounts receivable                                      4,266        (832)
  Inventories                                              6,942        (923)
  Prepaid expenses                                        (1,031)       (189)
  Accounts payable                                        (9,492)     (5,311)
  Accrued payroll and benefits                            (2,151)     (1,859)
  Self-insurance reserves                                    542         322
  Accrued interest                                        (3,794)     (4,238)
  Other current liabilities                                 (970)     (3,033)
  Other                                                      382         360
                                                        --------------------
Net cash used in operating activities                     (1,140)    (12,909)

Investing activities
Purchases of property and equipment                       (5,771)     (6,468)
Proceeds from sale of property and equipment              21,168      20,097
                                                        --------------------
Net cash provided by (used in) investing activities       15,397      13,629
Financing Activities
Net proceeds from revolving credit facility                5,300         300
Repayment of long-term debt                              (18,950)       (175)
Preferred dividends paid                                    (607)       (608)
Deferred financing costs                                       0        (737)
Deposits refunded                                              0         500
                                                        --------------------
Net cash provided by (used in) financing activities      (14,257)       (720)

Net increase (decrease) in cash and cash equivalents           0           0
Cash and cash equivalents beginning of period                  0           0
                                                        --------------------
Cash and cash equivalents end of period                 $      0    $      0
                                                        ====================

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $ 10,908    $ 11,031
  Cash paid for income taxes                                 162         142


See accompanying notes.


                         STAR MARKETS COMPANY, INC.

                        Notes to Financial Statements

                                 May 2, 1998

                                 (Unaudited)

Note 1 - Background
-------------------

Star Markets Company, Inc., a Massachusetts corporation ("Star" or the "Company"), is a leading food retailer in the metropolitan Boston area, operating 52 stores as of May 2, 1998. Additionally, the Company operates a wholesale business which provides warehousing, distribution and certain administrative services to independent store locations throughout the New England area.

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

Note 2 - Basis of Presentation
------------------------------

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are of a normal recurring nature, to fairly state the Company's financial position and results of operations for the periods presented. The results of operations for the 13 week period ended May 2, 1998 are not necessarily indicative of the results to be expected for the entire year ending January 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended January 31, 1998.

Note 3 - Recently Issued Accounting Pronouncements
--------------------------------------------------

As of February 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("Statement 131"). The Company will be required to adopt the provisions of Statement 131 in the fourth quarter of Fiscal 1998. The Company does not expect the adoption of Statement 131 to have a material impact on the Company's financial statement disclosures.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations
---------------------

Results of operations for the 13 weeks ended May 2, 1998 are referred to herein as "Quarter 1998" and the 13 weeks ended May 3, 1997 are referred to as "Quarter 1997".

The Company currently operates 23 superstores, 25 conventional stores, and four natural food stores. The Company also operates a wholesale food business.

Revenues
--------

Total revenues increased 6.0% in Quarter 1998 to $259.2 million from $244.5 million in Quarter 1997. Revenues from retail operations in Quarter 1998 increased 7.2% to $244.4 million from $227.9 million in Quarter 1997. The increase in revenues from retail operations was attributable to an increase in the number of retail stores operated and a 0.8% increase in comparable store sales. Revenues from wholesale operations in Quarter 1998 declined 10.7% to $14.8 million from $16.6 million in Quarter 1996.

Gross Profit
------------

Gross profit increased 10.3% in Quarter 1998 to $70.7 million from $64.1 million in Quarter 1997. Gross profit as a percentage of total revenues increased to 27.3% in Quarter 1998 from 26.2% in Quarter 1997. Gross profit from retail operations increased 10.8% in Quarter 1998 to $69.6 million from $62.8 million in Quarter 1997 primarily due to the increase in revenues. Gross profit as a percentage of revenues for the retail operations increased to 28.5% in Quarter 1998 from 27.6% in Quarter 1997. The increase in gross profit as a percentage of revenues was primarily attributable to improvements in perishable margins and to decreased distribution costs as a percentage of revenues. Gross profit from the wholesale operations in Quarter 1998 decreased 14.7% to $1.1 million from $1.3 million in Quarter 1997. Gross profit as a percentage of wholesale revenues in Quarter 1998 decreased to 7.4% from 7.7% in Quarter 1997 due to an decrease in non-perishable margins.

Operating and Administrative Expenses
-------------------------------------

Operating and administrative expenses increased by 9.0% to $59.3 million in Quarter 1998 from $54.4 million in Quarter 1997. Operating and administrative expenses as a percentage of total revenues increased to 22.9% in Quarter 1998 from 22.3% in Quarter 1997. The increase in operating and administrative expenses as a percentage of total revenues was due to an increase in store labor attributable to new store formats with additional service intensive departments, an increase in retail operations which incur a higher rate of operating and administrative expense than wholesale operations, and an increase in rent associated with new locations and the March 1998 sale-leaseback of three properties.

Interest Expense
----------------

Net interest expense, primarily related to interest expense on debt incurred to finance the acquisition of the Company, was $7.5 million in Quarter 1998. Net interest expense was $7.2 million in Quarter 1997.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity needs arise primarily from debt service on the indebtedness incurred in connection with the acquisition of the Company, and funding of the Company's capital expenditure and working capital requirements.

The Company's total indebtedness as of May 2, 1998 was $263.7 million, which includes $110.0 million in Senior Subordinated Notes due 2004, $150.9 million due under the Senior Credit Facility and a $2.8 million note payable. At June 2, 1998, the Company had $56.9 million drawn under the revolving credit portion of the Senior Credit Facility and $7.2 million drawn under the letter of credit portion of the Senior Credit Facility, leaving an aggregate of $10.9 million of unused revolving credit available under the Senior Credit Facility.

During Quarter 1998, the Company completed a sale-leaseback transaction involving three properties for a gross selling price of $21.6 million. Of the proceeds, $18.4 million was used to pay down principal on term loans and $3.2 million was applied to revolver paydown and transaction expenses.

The Company currently anticipates making total capital expenditures of approximately $26.1 million in fiscal 1998. Capital expenditures for Quarter 1998 were $5.7 million compared with $6.4 million in Quarter 1997. Capital expenditures will include opening one new superstore, remodeling one existing store, converting one conventional store to a superstore and opening up to two new Wild Harvest stores. Planned capital expenditures for fiscal 1998 include approximately $10.6 million for maintenance, systems, and distribution.

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


                         STAR MARKETS COMPANY, INC.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  The following exhibit is included herein:

     Exhibit (27) - Financial Data Schedule

(b) The Company did not file any reports on Form 8-K for the 13 weeks ended May 2, 1998.


                         STAR MARKETS COMPANY, INC.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Star Markets Company, Inc.
                                       --------------------------
                                             (Registrant)

Date: June 12, 1998                    By: /s/Robert R. Spellman
      -------------                        ---------------------
                                           Robert R. Spellman
                                           Executive Vice President,
                                           Chief Financial and
                                           Accounting Officer





    Page 8