Form 10-Q
period 1998-08-01
STAR MARKETS CO INC
filed 1998-09-11
CIK 933160

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

                      For the quarter ended August 1, 1998

                        Commission File Number: 33-86690
                                                --------


                           STAR MARKETS COMPANY, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             MASSACHUSETTS                            04-3243710
---------------------------------------    ------------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)               Identification Number)


  625 MT. AUBURN STREET, CAMBRIDGE, MA                   02138
----------------------------------------    -----------------------------------
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

                            Yes  [X]     No  [ ].

Number of shares of the issuer's common stock, outstanding as of September 2, 1998: 5,000 shares.


                           STAR MARKETS COMPANY, INC.

                                     INDEX


PART I - FINANCIAL INFORMATION


    Item 1.  Financial Statements (Unaudited).


        The following statements of Star Markets Company, Inc. are included herein:

             Balance sheets - August 1, 1998 and January 31, 1998 Statements of operations - 13 weeks ended August 1, 1998 and August 2, 1997; 26 weeks ended August 1, 1998 and
              August 2, 1997
             Statements of cash flows - 26 weeks ended August 1, 1998
              and August 2, 1997
             Notes to financial statements - August 1, 1998.


    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II - OTHER INFORMATION


    Item 6.  Exhibits and Reports on Form 8-K.


     Signature



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           STAR MARKETS COMPANY, INC.

                                 BALANCE SHEETS
                   (Amounts in thousands, except share data)

                                                                August 1, 1998    January 31, 1998
                                                                --------------    ----------------
                                                                  (Unaudited)

Assets
Current assets:
  Accounts receivable, net of reserve for doubtful accounts
   of $1,398 in August and $1,391 in January                      $  17,736          $  21,001
  Inventory                                                          67,224             71,524
  Prepaid expenses                                                    5,190              4,465
                                                                  ----------------------------
Total current assets                                                 90,150             96,990

Property and equipment at cost:
  Land                                                               16,155             21,287
  Building                                                           32,951             51,452
  Equipment & fixtures                                              119,230            112,010
  Leasehold improvements                                             66,487             61,644
                                                                  ----------------------------
Total property & equipment                                          234,823            246,393
  Less accumulated depreciation and amortization                     61,036             52,692
                                                                  ----------------------------
Net property and equipment                                          173,787            193,701

Other assets, net                                                    29,885             31,287
Goodwill, net                                                       128,785            130,564
                                                                  ----------------------------
Total Assets                                                      $ 422,607          $ 452,542
                                                                  ============================

Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                                                $  37,471          $  46,091
  Accrued payroll & benefits                                         11,994             13,195
  Current portion self-insurance                                      8,619              8,266
  Accrued interest                                                    5,962              6,092
  Other current liabilities                                          14,877             16,503
                                                                  ----------------------------
Total current liabilities                                            78,923             90,147

Other liabilities                                                    24,994             24,210
Long-term debt                                                      262,068            276,327

Redeemable preferred stock, redemption value $11,000                 10,374             10,326

Shareholder's equity:
  Common stock, $.01 par value, 10,000 shares authorized
   and 5,000 shares outstanding                                           0                  0
  Additional paid-in-capital                                         83,265             83,924
  Retained earnings (deficit)                                       (37,018)           (32,392)
                                                                  ----------------------------
Total shareholder's equity                                           46,248             51,532

                                                                  ----------------------------
Total Liabilities and Shareholder's Equity                        $ 422,607          $ 452,542
                                                                  ============================


See accompanying notes.


                           STAR MARKETS COMPANY, INC.

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)
                             (Amounts in thousands)


                                          13 Weeks Ended    13 Weeks Ended    26 Weeks Ended    26 Weeks Ended
                                          August 1, 1998    August 2, 1997    August 1, 1998    August 2, 1997
                                          --------------    --------------    --------------    --------------

Total revenues                              $ 268,682         $ 259,943         $ 527,885         $ 504,464
Cost of goods sold                            195,771           192,179           384,300           372,598
                                            ---------------------------------------------------------------

Gross profit                                   72,910            67,764           143,585           131,866

Operating and administrative expenses          61,570            56,652           120,882           111,086
Depreciation and amortization                   6,185             5,798            12,232            11,564
                                            ---------------------------------------------------------------

Operating profit                                5,156             5,314            10,471             9,216

Interest expense                                7,401             7,563            14,937            14,751
Other (expenses) income, net                       17                27                18              (186)
                                            ---------------------------------------------------------------

Loss before income taxes                       (2,228)           (2,222)           (4,449)           (5,721)
Income taxes                                       96                83               177               164
                                            ---------------------------------------------------------------

Net loss                                    $  (2,324)        $  (2,305)        $  (4,625)        $  (5,885)
                                            ===============================================================


See accompanying notes.


                           STAR MARKETS COMPANY, INC.

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                             (Amounts in thousands)


                                                                     26 Weeks Ended    26 Weeks Ended
                                                                     August 1, 1998    August 2, 1997
                                                                     --------------    --------------

Operating activities
Net loss                                                               $  (4,625)        $  (5,885)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
  Amortization of deferred financing costs                                   844               807
  Depreciation and amortization                                           12,229            11,564
  (Gain) loss on sale or disposal of property and equipment                  (17)              185
  Changes in operating assets and liabilities:
    Accounts receivable                                                    3,265             3,210
    Inventories                                                            4,301              (173)
    Prepaid expenses                                                        (724)             (147)
    Accounts payable                                                      (8,815)           (1,712)
    Accrued payroll and benefits                                          (1,201)           (1,475)
    Self-insurance reserves                                                  352               793
    Accrued interest                                                        (131)               63
    Other current liabilities                                             (1,606)           (3,041)
    Other                                                                    849               352
                                                                       ---------------------------
Net cash provided by operating activities                                  4,721             4,541

Investing activities
Purchases of property and equipment                                      (11,641)          (20,514)
Proceeds from sale of property and equipment                              21,577            20,134
                                                                       ---------------------------
Net cash provided by (used in) investing activities                        9,936              (380)

Financing Activities
Net (repayment) proceeds from revolving credit facility                    4,900            (2,900)
Repayment of long-term debt                                              (18,950)           (1,153)
Preferred dividends paid                                                    (607)             (608)
Deposits refunded                                                                              500
                                                                       ---------------------------
Net cash used in  financing activities                                   (14,657)           (4,161)

Net increase in cash and cash equivalents                                      0                 0
Cash and cash equivalents beginning of period                                  0                 0
                                                                       ---------------------------
Cash and cash equivalents end of period                                $       0         $       0
                                                                       ===========================

Supplemental disclosure of cash flow information:
  Cash paid for interest                                               $  14,224         $  13,881
  Cash paid for income taxes                                                 232               242


See accompanying notes.


                           STAR MARKETS COMPANY, INC.

                         Notes to Financial Statements

                                 August 1, 1998

                                  (Unaudited)

Note 1 - Background
-------------------

Star Markets Company, Inc., a Massachusetts corporation ("Star" or the "Company"), is a leading food retailer in the metropolitan Boston area, operating 53 stores as of August 1, 1998. Additionally, the Company operates a wholesale business which provides warehousing, distribution and certain administrative services to independent store operators throughout the New England area.

The Company is a wholly-owned subsidiary of Star Markets Holdings, Inc., a Massachusetts corporation ("Holdings"). Both Holdings and the Company were formed for purposes of acquiring the business and assets of the Star Market operating division of Jewel Food Stores, Inc. in September 1994.


Note 2 - Basis of Presentation
------------------------------

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are of a normal recurring nature, to fairly state the Company's financial position and results of operations for the periods presented. The results of operations for the 13 week and 26 week periods ended August 1, 1998 are not necessarily indicative of the results to be expected for the entire year ending January 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended January 31, 1998.


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


                           STAR MARKETS COMPANY, INC.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.


Results of Operations
---------------------

Results of operations for the 13 weeks and 26 weeks ended August 1, 1998 are referred to herein as "Quarter 1998" and "Interim 1998," respectively, and the 13 weeks and 26 weeks ended August 2, 1997 are referred to as "Quarter 1997" and "Interim 1997," respectively.

During Quarter 1998, the Company opened a new superstore and remodeled one superstore. The Company currently operates 24 superstores, 25 conventional supermarkets, four Wild Harvest stores (which emphasize natural, healthy foods) and a wholesale food business.


Quarter 1997
------------

Revenues
--------

Total revenues increased 3.4% in Quarter 1998 to $268.7 million from $259.9 million in Quarter 1997. Revenues from retail operations in Quarter 1998 increased 5.1% to $253.5 million from $241.2 million in Quarter 1997. The increase in revenues from retail operations was attributable to an increase in the number of retail stores operated. Comparable store sales decreased by 0.5% in Quarter 1998. Revenues from wholesale operations in Quarter 1998 declined 19.1% to $15.2 million from $18.8 million in Quarter 1997.


Gross Profit
------------

Gross profit increased 7.6% in Quarter 1998 to $72.9 million from $67.8 million in Quarter 1997. Gross profit as a percentage of total revenues increased to 27.1% in Quarter 1998 from 26.1% in Quarter 1997. Gross profit from retail operations increased 8.1% in Quarter 1998 to $71.8 million from $66.4 million in Quarter 1997 primarily due to the increase in retail revenues. Gross profit as a percentage of revenues for the retail operations increased to 28.3% in Quarter 1998 from 27.5% in Quarter 1997. The increase in gross profit as a percentage of revenues was due primarily to improvement in product margins and lower distribution costs as a percentage of revenues. Gross profit from wholesale operations in Quarter 1998 decreased 15.4% to $1.1 million from $1.3 million in Quarter 1997 due to the decrease in wholesale revenues. Gross profit as a percentage of wholesale revenues in Quarter 1998 increased to 7.5% from 7.1% in Quarter 1997, primarily due to improvement in perishable product margin and lower distribution costs as a percentage of revenues.


Operating and Administrative Expenses
-------------------------------------

Operating and administrative expenses increased by 8.7% to $61.6 million in Quarter 1998 from $56.7 million in Quarter 1997. Operating and administrative expenses as a percentage of total revenues increased to 22.9% in Quarter 1998 from 21.8% in Quarter 1997. The increase in operating and administrative expenses as a percentage of total revenues was primarily due to an increase in store labor attributable to new store formats with additional service intensive departments, an increase in retail operations which incur a higher rate of operating and administrative expenses than wholesale operations, and an increase in rent associated with new locations and the March 1998 sale-leaseback of three properties.


Interest Expense
----------------

Net interest expense, primarily related to interest expense on debt incurred to finance the acquisition of the Company, was $7.4 million in Quarter 1998. Net interest expense was $7.6 million in Quarter 1997.


Interim 1998
------------

Revenues
--------

Total revenues increased 4.6% in Interim 1998 to $527.9 million from $504.5 million in Interim 1997. Revenues from retail operations in Interim 1998 increased 6.1% to $497.9 million from $469.1 million in Interim 1997. The increase in revenues from retail operations was attributable both to an increase in the number of retail stores operated and a 0.1% increase in comparable store sales. Revenues from wholesale operations in Interim 1998 declined 15.3% to $30.0 million from $35.4 million in Interim 1997.


Gross Profit
------------

Gross profit increased 8.9% in Interim 1998 to $143.6 million from $131.9 million in Interim 1997. Gross profit as a percentage of total revenues increased to 27.2% in Interim 1998 from 26.1% in Interim 1997. Gross profit from retail operations increased 9.6% in Interim 1998 to $141.6 million from $129.2 million in Interim 1997. The increase in revenues from retail revenues was primarily due to improvement in perishable margins, a shift in sales mix to higher margin perishable departments and lower distribution costs as a percentage of revenues. Gross profit as a percentage of revenues for the retail operations increased to 28.4% in Interim 1998 from 27.6% in Interim 1997. Gross profit from wholesale operations in Interim 1998 decreased 15.4% to $2.2 million from $2.6 million in Interim 1997. Gross profit as a percentage of wholesale revenues in Interim 1998 increased to 7.5% from 7.4% in Interim 1997, primarily due to lower distribution costs as a percentage of revenues.


Operating and Administrative Expenses
-------------------------------------

Operating and administrative expenses increased by 8.8% to $120.9 million in Interim 1998 from $111.1 million in Interim 1997. Operating and administrative expenses as a percentage of total revenues increased to 22.9% in Interim 1998 from 22.0% in Interim 1997. The increase in operating and administrative expenses as a percentage of total revenues was primarily due to an increase in store labor attributable to new store formats with additional service intensive departments, an increase in retail operations which incur a higher rate of operating and administrative expenses than wholesale operations, and an increase in rent associated with new locations and the March 1998 sale-leaseback of three properties.


Interest Expense
----------------

Net interest expense, primarily related to interest expense on debt incurred to finance the acquisition of the Company, was $14.9 million in Interim 1998. Net interest expense was $14.8 million in Interim 1997.


Liquidity and Capital Resources
-------------------------------

The Company's liquidity needs arise primarily from debt service on the indebtedness incurred in connection with the acquisition of the Company, and funding of the Company's capital expenditure and working capital requirements.

The Company's total indebtedness as of August 1, 1998 was $263.1 million, which includes $110.0 million of Subordinated Notes due November 1, 2004, $150.5 million due under the Senior Credit Facility and a $2.6 million note payable. As of September 2, 1998, the Company had $59.5 million drawn under the revolving credit portion of the Senior Credit Facility and $7.2 million drawn under the letter of credit portion of the Senior Credit Facility leaving an aggregate of $8.3 million of unused revolving credit availability under the Senior Credit Facility.

The Company currently anticipates making total capital expenditures of approximately $26.4 million in fiscal 1998. Capital expenditures for Quarter 1998 were $7.7 million compared with $14.1 million in Quarter 1997. For Interim 1998, capital expenditures were $13.4 million compared with $20.5 million in Interim 1997. Capital expenditures will include opening one new superstore, remodeling one existing store, converting one conventional store to a superstore and opening up to two new Wild Harvest stores. Planned capital expenditures for fiscal 1998 include approximately $10.1 million for maintenance, systems, and distribution.

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


                           STAR MARKETS COMPANY, INC.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)   The following exhibit is included herein:

      Exhibit (27) - Financial Data Schedule

(b) The Company did not file any reports on Form 8-K for the 26 weeks ended August 1, 1998.


                           STAR MARKETS COMPANY, INC.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Star Markets Company, Inc.
                                      -----------------------------------------
                                      (Registrant)

Date:  September 11, 1998         By: Robert R. Spellman
       --------------------           -----------------------------------------
                                      Robert R. Spellman
                                      Executive Vice President, Chief Financial
                                      and Accounting Officer