Form 10-Q
period 1998-10-31
STAR MARKETS CO INC
filed 1998-12-15
CIK 933160

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended October 31, 1998

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

Number of shares of the issuer's common stock, outstanding as of December 1, 1998: 5,000 shares.

                         STAR MARKETS COMPANY, INC.

                                    INDEX

PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited).

            The following statements of Star Markets Company, Inc. are included herein:

                  Balance sheets - October 31, 1998 and January 31, 1998 Statements of operations - 13 weeks ended October 31, 1998 and November 1, 1997; 39 weeks ended October 31, 1998 and November 1, 1997
                  Statements of cash flows - 39 weeks ended October 31, 1998 and November 1, 1997
                  Notes to financial statements - October 31, 1998.

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K.

      Signature

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                         STAR MARKETS COMPANY, INC.

                               BALANCE SHEETS
                  (Amounts in thousands, except share data)

                                                October 31,      January 31,
                                                   1998              1998
                                                -----------      -----------
                                                (Unaudited)

Assets
Current assets:
  Cash                                            $    861        $      0
  Accounts receivable, net of reserve for
   doubtful accounts of $1,547 in October
   and $1,391 in January                            17,155          21,001
  Inventory                                         70,333          71,524
  Prepaid expenses                                   5,231           4,465
                                                  ------------------------
Total current assets                                93,580          96,990

Property and equipment at cost:
  Land                                              16,156          21,287
  Building                                          33,288          51,452
  Equipment & fixtures                             121,741         112,010
  Leasehold improvements                            67,037          61,644
                                                  ------------------------
Total property & equipment                         238,222         246,393
  Less accumulated depreciation and
   amortization                                     66,177          52,692
                                                  ------------------------
Net property and equipment                         172,045         193,701

Other assets, net                                   29,256          31,287
Goodwill, net                                      127,895         130,564
                                                  ------------------------

Total Assets                                      $422,776        $452,542
                                                  ========================

Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                                $ 39,262        $ 46,091
  Accrued payroll & benefits                        12,965          13,195
  Current portion self-insurance                     5,460           8,266
  Accrued interest                                   9,474           6,092
  Other current liabilities                         15,018          16,503
                                                  ------------------------
Total current liabilities                           82,179          90,147

Other liabilities                                   25,379          24,210
Long-term debt                                     260,255         276,327

Redeemable preferred stock, redemption
 value $11,000                                      10,397          10,326

Shareholder's equity:
  Common stock, $.01 par value, 10,000 shares
   authorized and 5,000 shares outstanding               0               0
  Additional paid-in-capital                        82,936          83,924
  Retained earnings (deficit)                      (38,370)        (32,392)
                                                  ------------------------
Total shareholder's equity                          44,566          51,532
                                                  ------------------------

Total Liabilities and Shareholder's Equity        $422,776        $452,542
                                                  ========================

See accompanying notes.

                         STAR MARKETS COMPANY, INC.

                          STATEMENTS OF OPERATIONS

                                 (Unaudited)
                           (Amounts in thousands)

                                            13 Weeks       13 Weeks       39 Weeks       39 Weeks
                                              Ended          Ended          Ended          Ended
                                           October 31,    November 1,    October 31,    November 1,
                                              1998           1997           1998           1997
                                           -----------    -----------    -----------    -----------

Total revenues                              $266,756       $261,673       $794,641       $766,137
Cost of goods sold                           196,551        192,767        580,851        565,365
                                            -----------------------------------------------------

Gross profit                                  70,206         68,906        213,790        200,772

Operating and administrative expenses         57,817         56,617        178,699        167,703
Depreciation and amortization                  6,290          6,048         18,522         17,612
                                            -----------------------------------------------------

Operating profit                               6,098          6,241         16,569         15,457

Interest expense                               7,361          7,616         22,298         22,367
Other (expenses) income, net                      15             37             32           (149)
                                            -----------------------------------------------------

Loss before income taxes                      (1,248)        (1,338)        (5,697)        (7,059)
Income taxes                                     104             95            281            259
                                            -----------------------------------------------------

Net loss                                    $ (1,352)      $ (1,433)      $  (5,978)    $  (7,318)
                                            =====================================================

See accompanying notes.

                         STAR MARKETS COMPANY, INC.

                          STATEMENTS OF CASH FLOWS

                                 (Unaudited)
                           (Amounts in thousands)

                                                 39 Weeks          39 Weeks
                                                   Ended             Ended
                                                October 31,       November 1,
                                                   1998              1997
                                                -----------       -----------

Operating activities
Net loss                                         $ (5,978)        $ (7,318)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Amortization of deferred financing costs          1,266            1,226
  Depreciation and amortization                    18,520           17,612
  (Gain) loss on sale or disposal of property
   and equipment                                      (32)             165
  Changes in operating assets and liabilities:
    Accounts receivable                             3,846             (174)
    Inventories                                     1,193           (4,059)
    Prepaid expenses                                 (764)             713
    Accounts payable                               (7,025)          (4,270)
    Accrued payroll and benefits                     (229)          (1,030)
    Self-insurance reserves                        (2,807)           1,466
    Accrued interest                                3,381            3,584
    Other current liabilities                      (1,173)              45
    Other                                           1,193              260
                                                 -------------------------
Net cash provided by operating activities          11,389            8,220

Investing activities
Purchases of property and equipment               (15,073)         (26,626)
Proceeds from sale of property and equipment       21,614           20,167
                                                 -------------------------
Net cash provided by (used in) investing
 activities                                         6,541           (6,459)

Financing Activities
Net proceeds from revolving credit facility         3,300              300
Repayment of long-term debt                       (19,147)            (536)
Deferred financing costs                                0             (799)
Preferred dividends paid                           (1,222)          (1,226)
Deposits refunded                                       0              500
                                                 -------------------------
Net cash used in financing activities             (17,069)          (1,761)

Net increase in cash and cash equivalents             861                0
Cash and cash equivalents beginning of period           0                0
                                                 -------------------------
Cash and cash equivalents end of period          $    861         $      0
                                                 =========================

Supplemental disclosure of cash flow
 information:
  Cash paid for interest                         $ 17,651         $ 17,556
  Cash paid for income taxes                          327              342

See accompanying notes.

                         STAR MARKETS COMPANY, INC.

                        Notes to Financial Statements

                              October 31, 1998

                                 (Unaudited)

Note 1 - Background
Star Markets Company, Inc., a Massachusetts corporation ("Star" or the "Company"), is a leading food retailer in the metropolitan Boston area, operating 53 stores as of October 31, 1998. Additionally, the Company operates a wholesale business which provides warehousing, distribution and certain administrative services to independent store locations throughout the New England area.

The Company is a wholly-owned subsidiary of Star Markets Holdings, Inc., a Massachusetts corporation ("Holdings"). Both Holdings and the Company were formed for purposes of acquiring the business and assets of the Star Market operating division of Jewel Food Stores, Inc. in September 1994.

Note 2 - Basis of Presentation
The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are of a normal recurring nature, to fairly state the Company's financial position and results of operations for the periods presented. The results of operations for the 13 week and 39 week periods ended October 31, 1998 are not necessarily indicative of the results to be expected for the entire year ending January 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended January 31, 1998.

Note 3 - Recently Issued Accounting Pronouncements
As of February 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("Statement 131"). The Company will be required to adopt the provisions of Statement 131 in the fourth quarter of Fiscal 1998. The Company does not expect the adoption of Statement 131 to have a material impact on the Company's financial statement disclosures.

                         STAR MARKETS COMPANY, INC.

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition.

Results of Operations
Results of operations for the 13 weeks and 39 weeks ended October 31, 1998 are referred to herein as "Quarter 1998" and "Interim 1998," respectively, and the 13 weeks and 39 weeks ended November 1, 1997 are referred to as "Quarter 1997" and "Interim 1997," respectively.

The Company currently operates 24 superstores, 25 conventional supermarkets, and four Wild Harvest stores (which emphasize natural, healthy foods), and a wholesale food business.

Pursuant to a Stock Purchase Agreement (the "Agreement") by and among Star Markets Company, Inc., Star Markets Holdings, Inc. ("Holdings"), and J Sainsbury plc ("Sainsbury") dated as of November 25, 1998, Sainsbury has agreed to acquire all of the issued and outstanding voting securities of Holdings (Class D shares) from its shareholders. Pursuant to the Agreement, all other shares of capital stock of Holdings will also be either purchased or redeemed. The value of the transaction is approximately $490.0 million (including assumed debt), subject to adjustment. The transaction has been approved by the boards of directors of both parties. Consummation of the transaction is subject to customary conditions including regulatory approvals.

Quarter 1998

Revenues
Total revenues increased 1.9% in Quarter 1998 to $266.8 million from $261.7 million in Quarter 1997. Revenues from retail operations in Quarter 1998 increased 2.6% to $251.1 million from $244.7 million in Quarter 1997. The increase in revenues from retail operations was attributable to an increase in the number of retail stores operated. Comparable store sales decreased by 1.1% in Quarter 1998. Revenues from wholesale operations in Quarter 1998 declined 7.8% to $15.7 million from $17.0 million in Quarter 1997.

Gross Profit
Gross profit increased 1.9% in Quarter 1998 to $70.2 million from $68.9 million in Quarter 1997. Gross profit as a percentage of total revenues was 26.3% in Quarter 1998, substantially the same as Quarter 1997. Gross profit from retail operations increased 1.8% in Quarter 1998 to $69.0 million from $67.7 million in Quarter 1997 due to the increase in retail revenues. Gross profit as a percentage of revenues for the retail operations decreased to 27.5% in Quarter 1998 from 27.7% in Quarter 1997. The decrease in gross profit as a percentage of revenues was due primarily to a decrease in non-perishable margins offset in part by an increase in perishable margins and reduced distribution costs.

                         STAR MARKETS COMPANY, INC.

Gross profit from wholesale operations in Quarter 1998 increased 5.0% to $1.23 million from $1.17 million in Quarter 1997. Gross profit as a percentage of wholesale revenues in Quarter 1998 increased to 7.9% from 6.9% in Quarter 1997, primarily due to improvement in product margins, as well as reduced distribution costs.

Operating and Administrative Expenses
Operating and administrative expenses increased by 2.1% to $57.8 million in Quarter 1998 from $56.6 million in Quarter 1997. Operating and administrative expenses as a percentage of total revenues increased to 21.7% in Quarter 1998 from 21.6% in Quarter 1997. The increase in operating and administrative expenses as a percentage of total revenues was primarily due to an increase in store labor attributable to new store formats with additional service intensive departments, an increase in retail operations which incur a higher rate of operating and administrative expenses than wholesale operations, and an increase in rent associated with new locations and the sale-leaseback of three properties in March 1998. The increases were substantially offset by reduced self insurance expenses for Worker's Compensation and General Liability resulting from improvements in claims management practices.

Interest Expense
Net interest expense, primarily related to interest expense on debt incurred to finance the acquisition of the Company, was $7.4 million in Quarter 1998. Net interest expense was $7.6 million in Quarter 1997.

Interim 1998

Revenues
Total revenues increased 3.7% in Interim 1998 to $794.6 million from $766.1 million in Interim 1997. Revenues from retail operations in Interim 1998 increased 4.9% to $748.9 million from $713.7 million in Interim 1997. The increase in revenues from retail operations was attributable to an increase in the number of retail stores operated. Comparable store sales decreased by 0.3% in Interim 1998. Revenues from wholesale operations in Interim 1998 declined 12.8% to $45.7 million from $52.4 million in Interim 1997.

Gross Profit
Gross profit increased 6.5% in Interim 1998 to $213.8 million from $200.8 million in Interim 1997. Gross profit as a percentage of total revenues increased to 26.9% in Interim 1998 from 26.2% in Interim 1997. Gross profit from retail operations increased 6.8% in Interim 1998 to $210.3 million from $197.0 million in Interim 1997 primarily due to the increase in retail revenues. Gross profit as a percentage of revenues for the retail operations increased to 28.1% in Interim 1998 from 27.6% in Interim 1997. The increase in gross profit as a percentage of revenues was due primarily to improvements in perishable margins and reduced distribution costs. Gross profit from wholesale operations in Interim 1998 decreased 8.2% to $3.5 million from $3.8 million in Interim 1997.

                         STAR MARKETS COMPANY, INC.

Gross profit as a percentage of wholesale revenues in Interim 1998 increased to 7.6% from 7.2% in Interim 1997, due to improvement in product margins and reduced distribution costs.

Operating and Administrative Expenses
Operating and administrative expenses increased by 6.6% to $178.7 million in Interim 1998 from $167.7 million in Interim 1997. Operating and administrative expenses as a percentage of total revenues increased to 22.5% in Interim 1998 from 21.9% in Interim 1997. The increase in operating and administrative expenses as a percentage of total revenues was primarily due to an increase in store labor attributable to new store formats with additional service intensive departments, an increase in retail operations which incur a higher rate of operating and administrative expenses than wholesale operations, and an increase in rent associated with new locations and the sale-leaseback of three properties in March 1998. The increases were offset in part by reduced self insurance expenses for Worker's Compensation and General Liability resulting from improvements in claims management practices.

Interest Expense
Net interest expense, primarily related to interest expense on debt incurred to finance the acquisition of the Company, was $22.3 million in Interim 1998. Net interest expense was $22.4 million in Interim 1997.

Liquidity and Capital Resources
The Company's liquidity needs arise primarily from debt service on the indebtedness incurred in connection with the acquisition of the Company, and funding of the Company's capital expenditure and working capital requirements.

The Company's total indebtedness as of October 31, 1998 was $261.3 million, which includes $110.0 million of Subordinated Notes due November 1, 2004, $148.9 million due under the Senior Credit Facility and a $2.4 million note payable. The Senior Credit Facility provides for a $108.0 million term loan facility and a $75.0 million revolving credit facility. As of December 1, 1998, the Company had $60.5 million drawn under the revolving credit portion of the Senior Credit Facility and $7.2 million drawn under the letter of credit portion of the Senior Credit Facility leaving an aggregate of $7.3 million of unused revolving credit availability under the Senior Credit Facility.

Capital expenditures for Quarter 1998 were $3.4 million compared with $6.1 million in Quarter 1997. For Interim 1998, capital expenditures were $15.1 million compared with $26.6 million in Interim 1997. The Company currently plans to make total capital expenditures of approximately $23.4 million in fiscal 1998 including approximately $8.9 million for maintenance, systems, and distribution.

                         STAR MARKETS COMPANY, INC.

The Company believes that funds generated from operations and borrowings under the Senior Credit Facility will provide sufficient resources through fiscal 1998 to permit it to meet its working capital requirements, to make all interest and principal payments due and payable on the Subordinated Notes and its existing indebtedness, and planned capital expenditures. However, if the Company's cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be required to reduce or delay planned capital expenditures, sell assets, obtain additional equity capital or restructure debt.

Year 2000

During 1997, the Company began an ongoing review process to address the Year 2000 issue that encompasses operating and administrative areas of the Company. Information technology professionals are working to identify and resolve all significant Year 2000 issues in a timely and effective manner. The Company's executive management monitors the status of the Year 2000 remediation plans, including an assessment of issues and development of remediation plans as they relate to internally used software, computer hardware and use of computer applications. The Company will also be implementing notification of Year 2000 compliance requirements to key vendors.

While management has not specifically determined the costs of its Year 2000 efforts, the total cost to obtain Year 2000 compliance is not expected to exceed $1,500,000.

While the Company believes it is taking all appropriate steps to assure Year 2000 compliance, it is dependent on key vendor compliance to some extent. If, due to unforeseen circumstances, the implementation is not completed on a timely basis, or key vendors fail to resolve all significant Year 2000 issues in a timely and effective manner, the Year 2000 issue could have an adverse impact on the Company. The Company is in the process of establishing contingency plans that would minimize the impact to the Company in the event that the Company or its major vendors fail to implement a Year 2000 solution on a timely basis. The cost of implementing the contingency plans, while not specifically determined, is not expected to be material.

                         STAR MARKETS COMPANY, INC.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  The following exhibit is included herein:

      Exhibit (27) - Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the 39 weeks ended October 31, 1998.

                         STAR MARKETS COMPANY, INC.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Star Markets Company, Inc.
                                             (Registrant)

Date: December 15, 1998                By:  Stephen R. Winslow
                                            Stephen R. Winslow
                                            Senior Vice President, Finance
                                            and chief accounting officer