Form 10-K
period 1999-01-30
STAR MARKETS CO INC
filed 1999-04-30
CIK 933160

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended January 30, 1999

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

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the voting stock held by nonaffiliates of the registrant at April 20, 1999: None

Number of shares of the issuer's common stock, outstanding as of April 20, 1999: 5,000 shares

Documents incorporated by reference:  None

                                   PART I

Item 1. Business
----------------

Throughout this report, the "Company" or "Star" refers to Star Markets Company, Inc., which acquired the assets and business of the Star Market Company operating division of Jewel Food Stores, Inc. ("Predecessor" or "Star Markets"), a wholly owned subsidiary of American Stores Company (the "Parent" or "ASC"). Star Markets Company, Inc., a Massachusetts corporation, is a wholly-owned subsidiary of Star Markets Holdings, Inc., ("Holdings"), a Massachusetts corporation. Both the Company and Holdings were formed for purposes of the acquisition.

Historical financial information of Predecessor is presented as if it existed as a separate entity during the periods presented.

The Company is a leading regional food retailer, with 53 stores (at the end of fiscal 1998) located in Eastern Massachusetts. Thirty-three of the Company's 53 stores are located inside Route 128, an area which includes many of the most densely populated and affluent communities in the metropolitan Boston area. The Company also operates a wholesale food business serving locations in New England and New York. The Company employs approximately 10,000 people.

On September 8, 1994, the Company acquired the business and assets of Star Markets from ASC (the "Acquisition"). The Company was formed to acquire Star Markets on behalf of affiliates of INVESTCORP SA ("Investcorp"), management and certain other investors.

Pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") by and among the Company, Holdings, and J Sainsbury plc ("Sainsbury") dated as of November 25, 1998, Sainsbury has agreed to acquire all of the issued and outstanding voting securities of Holdings. Pursuant to the Stock Purchase Agreement, all other shares of capital stock of Holdings will also be either purchased or redeemed. The value of the transaction is approximately $490.0 million (including assumed debt), subject to adjustment. The transaction has been approved by the boards of directors of the Company, Holdings and Sainsbury. Consummation of the transaction is subject to customary conditions including regulatory approvals.

Store formats
-------------

The Company currently operates three food retailing formats: superstores, conventional stores, and Wild Harvest stores.

Superstores
-----------

The Company's 24 superstores offer a wider range of goods and services than its conventional stores. In addition to traditional supermarket offerings, the Company's superstores contain most of the following specialty service areas: full-service bakeries, delicatessens with prepared foods, self-service salad bars, floral departments, pharmacies, "Peticulars" pet food and accessories departments, "Wild Harvest" natural foods departments, and full-service kitchens offering a variety of freshly prepared meal selections. Prepared foods include store-cooked meats and poultry, salads and baked goods.

During 1998, the Company opened one new superstore and remodeled one existing superstore.

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

Marketing
---------

The Company's marketing strategy emphasizes its long-standing reputation for quality perishable goods and superior customer service. The Company's advertising also highlights its broad selection of national brand and private label merchandise via weekly circulars and through radio and television commercials. The Wild Harvest advertising programs emphasize fresh affordable natural foods as well as the convenience of one-stop shopping. The Company was the first food retailer in the metropolitan Boston area to introduce a card-based marketing and merchandising program designed to increase customer loyalty. The Star Advantage Card offers customers promotional benefits and eliminates the need to clip Star circular coupons. Wild Harvest stores offer the Wild Card with benefits similar to the Star Advantage Card. During 1998, the Company continued to utilize both cards, which also track customers' purchasing data, to target specific customers for certain promotional events.

Information Systems
-------------------

The Company's management information systems and point-of-sale scanning technology reduce labor costs attributable to product pricing and customer check-out, and provide management with information that facilitates purchasing, receiving and management of inventory and accounts payable. The Company has point-of-sale scanning technology in all of its stores. All stores use electronic systems for employee time and attendance records. The Company believes that its information systems enable management to operate efficiently in product procurement, store delivery scheduling, inventory management and pricing accuracy. In conjunction with the Acquisition, the Company developed a plan to upgrade and/or replace a significant portion of its information systems architecture to state-of-the-art technology. During 1998, the Company continued the implementation of new core application software within its purchasing and distribution systems. The project included the implementation of new buying, merchandising and inventory management systems for dairy operations, non-perishable categories, distribution systems and a new pricing system.

Distribution
------------

The Company operates a warehouse and distribution complex in Norwood, Massachusetts that supplies both the Company's retail and wholesale operations with dry grocery, dairy and perishable products. This facility provides approximately 14.5 million cubic feet of storage space, or capacity for approximately 1.6 million cases of product. Management believes this facility has sufficient capacity to support the Company's growth plans over the next several years. The Norwood complex is conveniently located within the Company's market area and provides efficient distribution of product with a fleet of 30 tractors and 380 trailers. The Norwood complex also includes a corrugated paper recycling facility that reclaims packaging materials from the stores and prepares it for sale to processors of corrugated paper products.

Competition
-----------

The retail food industry is highly competitive. It is characterized by narrow profit margins and, accordingly, earnings are dependent on high sales volume and operating efficiency. The Company's competitors include regional and local supermarket chains and natural food stores, independent grocery stores, specialty food stores, warehouse club stores, other mass merchandisers, drug stores and convenience stores. Supermarket chains generally compete on the basis of location, quality of products, service, price, product variety and store condition. The Company's principal competitor is Stop & Shop. The Company also competes in certain locations with B.J.'s Wholesale Club, Bread & Circus, Costco, Demoulas, Johnnie's Foodmaster, Roche Bros., Shaw's, Wal-Mart and others.

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

Wholesale Operations
--------------------

The Company's wholesale operations principally involve the distribution of grocery and perishable products to locations in New England and New York. Seven of these locations are contractually allowed to operate under the "Star" name, provided that the customer complies with certain operating covenants intended to protect the value of the "Star" trade name by insuring that the customer's stores are clean and well-run. The existing contracts are generally terminable by the Company on 30 days notice. In addition to providing product distribution, the Company also offers marketing and advertising programs to wholesale customers for an incremental charge. The Company does not generally provide financing to its wholesale customers, other than payment terms for product purchases.

Item 2. Properties
------------------

At the end of fiscal 1998, the Company owned five stores and its office in Cambridge, Massachusetts. In addition, as of the end of fiscal 1998, the Company owned one property held for development located in Dorchester, Massachusetts. The Company has granted mortgages on all of its real estate to the lenders under its Senior Credit Facility to secure the Company's obligations thereunder. The Company completed a sale-leaseback for two of its operating properties and its warehouse and distribution complex during 1998. In February 1999, subsequent to fiscal 1998, the Company completed the sale of one of its operating properties and plans to close the location in June 1999.

At the end of fiscal 1998, the Company leased 48 stores throughout the metropolitan Boston area and Cape Cod, Massachusetts. The leases for the 48 stores have an average life of approximately 34 years until final expiration.

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of security holders during the 13-week period ended January 30, 1999.

                                   PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters
------------------------------------------------------------------------------

There is no established public trading market for the Company's common equity. The authorized common stock of the Company consists of 10,000 shares of common stock, par value $.01 per share ("Common Stock"). At April 20, 1999, there were 5,000 shares of Common Stock issued and outstanding, all of which are held of record by Holdings. All outstanding shares of Common Stock are pledged to secure the Company's obligations under its Senior Credit Facility and, pursuant to restrictions contained therein, the Company is not expected to be able to pay dividends on its Common Stock for the foreseeable future, other than certain limited dividends permitted under the Senior Credit Facility.

The Company's 13% Senior Subordinated Notes due 2004 (the "Subordinated Notes") were issued pursuant to an indenture (the "Indenture") containing certain covenants that also restrict the payment of dividends, the repurchase of capital stock and the making of other Restricted Payments (as defined in the indenture), subject to certain exceptions similar to those contained in the Senior Credit Facility.

Item 6. Selected Financial Data
-------------------------------

The following table sets forth summary historical financial data of Star Markets and the Company for the five fiscal years ended January 30, 1999. For financial statement purposes, the Acquisition was accounted for as a purchase effective September 10, 1994. As a result, the Company has adopted a new basis of accounting that reflects estimated fair values for assets and liabilities at that date.

                                    Predecessor(1)                                   The Company
                                    --------------------------------------------------------------------------------------------
                                                                         (53 Weeks)     (52 Weeks)     (52 Weeks)     (52 Weeks)
                                    32-Week Period    20-Week Period    Fiscal Year    Fiscal Year    Fiscal Year    Fiscal Year
                                       Ended             Ended             Ended       Ended          Ended             Ended
                                     September 10,      January 28,     February 3,    February 1,    January 31,    January 30,
                                         1994              1995            1996           1997           1998           1999
                                    --------------------------------------------------------------------------------------------
                                                                                (Dollars in thousands)
                                    --------------------------------------------------------------------------------------------

Operating Data:
Revenues
  Retail                            $  427,762        $  268,617        $  763,513     $  877,827     $  965,845     $1,002,616
  Wholesale                             69,227            39,687            90,991         76,704         68,343         61,622
                                    --------------------------------------------------------------------------------------------
Total revenues                         496,989           308,304           854,504        954,531      1,034,188      1,064,237

Gross profit
  Retail                               104,249            65,293           191,418        234,514        267,350        281,623
  Wholesale                              4,058             2,230             6,273          4,927          5,040          4,773
                                    --------------------------------------------------------------------------------------------
Total gross profit                     108,307            67,523           197,691        239,441        272,390        286,396

Depreciation and amortization            8,295             7,218            19,326         22,178         23,792         24,837
Operating income                        15,266             6,384            19,642         19,949         21,890         24,098
Interest expense                            27             9,781            28,382         28,894         30,177         29,486
Income (loss) before
 extraordinary loss                      8,592            (3,507)           (8,890)        (9,336)        (8,565)        (5,677)
Extraordinary loss                                        (2,094)
Net income (loss)                        8,592            (5,601)           (8,890)        (9,336)        (8,565)        (5,677)

Store Data (Period End):
Number of stores                            33                33                38             48             52             53
Total square footage                 1,096,544         1,119,990         1,639,015      2,034,603      2,240,966      2,290,307
Selling square footage                 842,146           859,773         1,144,486      1,419,013      1,567,976      1,602,830

Balance Sheet Data (Period End):
Total assets                        $  208,084        $  421,355        $  425,503     $  453,270     $  452,542     $  412,971
Long-term debt                                           240,057           257,400        271,827        276,327        259,037
Redeemable preferred stock                                10,037            10,134         10,230         10,326         10,421

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


Item 7. Management's Discussion and Analysis of the Results of Operations
-------------------------------------------------------------------------
        and Financial Condition
        -----------------------

Fiscal 1998 and Fiscal 1997

Revenues
--------

Revenues from retail operations for the 52-week period ended January 30, 1999 increased 3.8% to $1,002.6 million from $965.8 million for the 52-week period ended January 31, 1998. The increase in revenues from retail operations was due to an increase in the number of stores operated. For stores open more than one year ("same store sales"), revenues decreased by 0.6% from the prior period. Revenues from wholesale operations for the 52-week period ended January 30, 1999 declined 9.8% to $61.6 million from $68.3 million for the 52-week period ended January 31, 1998.

Gross Profit
------------

Gross profit from retail operations for the 52-week period ended January 30, 1999 increased 5.3% to $281.6 million from $267.3 million for the 52-week period ended January 31, 1998 primarily due to the increase in revenues. Gross profit as a percentage of revenues for retail operations for the 52-week period ended January 30, 1999 increased to 28.1% from 27.7% for the 52-week period ended January 31, 1998. The increase in gross profit as a percentage of revenues was primarily attributable to improvements in perishable margins and reduced distribution costs. Gross profit from wholesale operations for the 52-week period ended January 30, 1999 decreased 5.3% to $4.8 million from $5.0 million for the 52-week period ended January 31, 1998. Gross profit as a percentage of revenues for wholesale operations for the 52-week period ended January 30, 1999 increased to 7.7% from 7.4% for the 52-week period ended January 31, 1998, primarily due to improvement in product margins and reduced distribution costs.

Operating and Administrative Expenses
-------------------------------------

Operating and administrative expenses for the 52-week period ended January 30, 1999 increased by 4.7% to $237.5 million from $226.7 million for the 52-week period ended January 31, 1998. Operating and administrative expenses as a percentage of total revenues for the 52-week period ended January 30, 1999 increased to 22.3% from 21.9% for the 52-week period ended January 31, 1998. The increase in operating and administrative expenses as a percentage of total revenues was due to an increase in store labor attributable to new store formats with additional service intensive departments, an increase in rent associated with new locations and the sale-leaseback of three properties in March 1998 and an impairment loss resulting from the intended sale of an operating location. The increases were offset in part by reduced self-insurance expenses for worker's compensation and general liability resulting from improvements in claims management practices, and an adjustment to reduce the reserves recorded at the time of the Acquisition for worker's compensation and general liability.

Depreciation and Amortization
-----------------------------

Depreciation and amortization expense, which includes the amortization of goodwill, was 2.3% of total revenues for the 52-week period ended January 30, 1999 and the 52-week period ended January 31, 1998.

Non-Operating Expenses
----------------------

Interest expense for the 52-week period ended January 30, 1999 decreased to $29.5 million from $30.2 million for the 52-week period ended January 31, 1998. The Company recorded state income tax expense of $0.4 million for the 52-week period ended January 30, 1999 and the 52-week period ended January 31, 1998. The Company did not record a federal or state tax benefit associated with the losses recorded in the 52-week period ended January 30, 1999 and the 52-week period ended January 31, 1998.

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

The Company's total indebtedness as of April 20, 1999 was $254.9 million, which includes $110.0 million of Subordinated Notes due November 1, 2004, $142.7 million due under the Senior Credit Facility, and a $2.2 million note payable. The Senior Credit Facility provides for a $108.0 million term loan facility and a $75.0 million revolving credit facility. As of April 20, 1999, the Company had $7.2 million drawn under the letter of credit facilities of the Senior Credit Facility and $53.8 million drawn under the revolving credit portion of the Senior Credit Facility leaving an aggregate of $14.0 million of unused revolving credit availability under the Senior Credit Facility. The Company paid $19.6 million in aggregate principal amount in 1998. The Company will pay $1.1 million in aggregate principal amount in 1999.

Capital expenditures for fiscal 1998 were $20.6 million as compared to $41.1 million in fiscal 1997 and $54.8 million in fiscal 1996. The Company's capital expenditures have been funded through cash flow from operations, proceeds from sale-leaseback transactions, proceeds from the sale of nonoperating properties, and borrowings under the revolving portion of its Senior Credit Facility. In February 1999, the Company completed the sale of one of its operating properties for a gross proceeds of $5.4 million. $5.1 million of such amount will be used to pay down the revolving credit facility and $0.3 million to pay transaction expenses.

The Company currently anticipates making capital expenditures of approximately $14.7 million in fiscal 1999. Capital expenditures will include remodeling two existing stores and converting two conventional stores to superstores. Planned capital expenditures for fiscal 1999 include approximately $4.4 million for maintenance, systems, and distribution.

The Company believes that funds generated from operations, proceeds from additional sale-leaseback transactions, sale of non-operating assets, and borrowings under the Senior Credit Facility will provide sufficient resources through fiscal 1999 to permit it to meet its working capital requirements, to make all interest and principal payments due and payable on the Subordinated Notes and its existing indebtedness and to fund planned capital expenditures. However, if the Company's cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be required to reduce or delay planned capital expenditures, sell assets, obtain additional equity capital or restructure its debt.

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

Year 2000
---------

During 1997, the Company began a review process to address the Year 2000 issue that encompasses the Company's operating and administrative areas. Information technology professionals are working to identify and resolve Year 2000 issues in a timely and effective manner. The Company's executive management monitors the status of the Year 2000 remediation plans as they relate to internally used software, computer hardware and use of computer applications. The Company will also be implementing notification of Year 2000 compliance requirements to key vendors.

While management has not specifically determined the costs of its Year 2000 efforts, the total cost to obtain Year 2000 compliance is not expected to exceed $1.5 million.

While the Company believes it is taking steps to assure Year 2000 compliance, it is also dependent on key vendor compliance. If the implementation is not completed on a timely basis, or key vendors fail to resolve all significant Year 2000 issues in a timely and effective manner, the Year 2000 issue could have a material adverse impact on the Company.
The Company is in the process of establishing contingency plans that would minimize the impact to the Company in the event that the Company or its major vendors fail to implement a Year 2000 solution on a timely basis. The cost of implementing the contingency plans, while not specifically determined, is not expected to be material.

Item 8. Consolidated Financial Statements and Supplementary Data
----------------------------------------------------------------

The consolidated financial statements and supplementary data are included under Item 14 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
        Financial Disclosure
        --------------------

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

Name                     Age    Positions
----                     ---    ---------

Henry J. Nasella          52    Chairman of the Board of Directors,
                                 President and Chief Executive Officer
Edward Albertian          46    Executive Vice President, Operations and
Chief Operating Officer
Carole O'Connor Gates     41    Executive Vice President, Marketing

Stephen R. Winslow        39    Senior Vice President, Finance

William P. Paul           52    Executive Vice President, Merchandising


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

Director Compensation
---------------------

The Company pays no remuneration to its employees for serving as directors. See "Management--Executive Compensation." There are no family relationships among any of the directors or executive officers.

Item 11. Executive Compensation
-------------------------------

The following table sets forth certain information concerning the compensation of the Company's Chief Executive Officer and the four other most highly compensated executive officers for fiscal years 1998, 1997 and 1996.

                         Summary Compensation Table

                                                                                             Long Term
                                                                                            Compensation
                                                                                          ----------------
                                      Annual Compensation                                      Awards
                             --------------------------------------                       Number of Shares
   Name and Principal                                                   Other Annual         Underlying           All Other
        Position              Year      Salary(2)($)    Bonus(2)($)    Compensation($)    Options/SARs(#)     Compensation(3)($)
------------------------      ----      ------------    -----------    ---------------    ----------------    ------------------

Henry J. Nasella             1998         325,000         390,000             0                     0               11,069
Chairman, President and      1997         320,833         148,129             0                     0                8,319
Chief Executive Officer      1996         300,000               0             0                     0               12,046
--------------------------------------------------------------------------------------------------------------------------

Edward Albertian             1998         270,833         130,000             0                19,587                8,116
Executive Vice President,    1997         220,833          88,333             0                     0                6,375
Operations and Chief         1996         197,583          63,238             0                   500                7,998
Operating Officer
--------------------------------------------------------------------------------------------------------------------------

Carole O'Connor Gates        1998         197,500          94,800             0                 8,764                6,113
Executive Vice President,    1997         182,500          73,000             0                     0                5,767
Marketing                    1996         168,333          51,667             0                     0                7,495
--------------------------------------------------------------------------------------------------------------------------

Stephen R. Winslow           1998         176,253          74,026             0                 2,860                4,781
Senior Vice President,       1997         168,334          58,917             0                     0                1,004
Finance                      1996(1)       46,667          56,000             0                 1,500                  118
--------------------------------------------------------------------------------------------------------------------------

William P. Paul              1998         166,000          79,680             0                     0                8,321
Executive Vice President,    1997         165,000          48,180             0                     0                6,659
Merchandising                1996         159,167          32,142             0                     0                8,381
--------------------------------------------------------------------------------------------------------------------------

<F1>  Date on which employment commenced was October 15, 1996 for Mr.
      Winslow.
<F2>  Represents amounts paid for the relevant fiscal year. Bonuses are reported in the fiscal year earned and typically paid during the following fiscal year.
<F3>  The compensation reported represents: amounts contributed by the
      Company under the 401(k) Savings Plan and imputed income on the value of Company provided term life insurance in excess of $50,000.


- Company contributions under the 401(k) Savings Plan for fiscal 1998 were as follows: $5,735 for Mr. Nasella, $5,735 for Mr. Albertian, $5,013 for Ms. O'Connor Gates, $4,151 for Mr. Winslow and $5,735 for Mr. Paul. Imputed income on the value of Company provided term life insurance in excess of $50,000 in fiscal 1998 was as follows: $5,334 for Mr. Nasella, $2,381 for Mr. Albertian, $1,100 for Ms. O'Connor Gates, $630 for Mr. Winslow and $2,586 for Mr. Paul.

- Company contributions under the 401(k) Savings Plan for fiscal 1997 were as follows: $5,100 for Mr. Nasella, $5,100 for Mr. Albertian, $5,100 for Ms. O'Connor Gates, $397 for Mr. Winslow and $5,100 for Mr. Paul. Imputed income on the value of Company provided term life insurance in excess of $50,000 in fiscal 1997 was as follows: $3,219 for Mr. Nasella, $1,275 for Mr. Albertian, $667 for Ms. O'Connor Gates, $607 for Mr. Winslow and $1,559 for Mr. Paul.

- Company contributions under the 401(k) Savings Plan for fiscal 1996 were as follows: $5,458 for Mr. Nasella, $6,898 for Mr. Albertian, $6,898 for Ms. O'Connor Gates, $0 for Mr. Winslow and $6,898 for Mr. Paul. Imputed income on the value of Company provided term life insurance in excess of $50,000 in fiscal 1996 was as follows: $6,588 for Mr. Nasella, $1,100 for Mr. Albertian, $597 for Ms. O'Connor Gates, $118 for Mr. Winslow and $1,483 for Mr. Paul.

Option Grants

The Company made stock option grants of 31,211 in respect of Class C Stock of Star Markets Holdings, Inc. ("Holdings") during the fiscal year ended January 30, 1999 to the executive officers named in the Summary Compensation Table.

Option Exercises and Holdings

The following table sets forth certain information related to stock options in respect of Class C Stock of Holdings for the fiscal year ended January 30, 1999 for each of the executive officers named in the Summary
Compensation Table; and the number and value of options held by each of these executives on January 30, 1999.

                      Number of                     Number of Shares of
                       Shares                     Common Stock Underlying         Value of Unexercised In-
                       Common                      Unexercised Options at           The-Money Options at
                        Stock                         Fiscal Year End                Fiscal Year End(1)
                     Acquired on     Value      ----------------------------    ----------------------------
        Name          Exercise      Realized    Exercisable    Unexercisable    Exercisable    Unexercisable
        ----         -----------    --------    -----------    -------------    -----------    -------------

Henry J. Nasella          0            $0         45,744          30,495        $1,429,500          $0
Edward Albertian          0             0            823          23,378                 0           0
Carole O'Connor Gates     0             0          1,095          13,146                 0           0
Stephen R. Winslow        0             0              0           4,360                 0           0
William P. Paul           0             0            666           2,662                 0           0

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


Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

All of the Company's issued and outstanding capital stock is owned by Holdings. Class D Stock, par value $.01 per share, is the only class of Holdings' stock that currently possesses voting rights. At January 30, 1999 there were 5,000 shares of Holdings' Class D Stock issued and outstanding. Members of the Company's management own 38,374 shares, and have the right to acquire an additional 54,764 shares subject to presently exercisable options, of Holdings' Class C Stock, par value $.01 per share, which stock has no voting rights except in certain limited circumstances. The following tables set forth the beneficial ownership of each class of issued and outstanding securities of Holdings by each director of the Company, each of the executive officers of the Company listed under "Management," the directors and executive officers of the Company as a group and each person who beneficially owns more than 5% of the outstanding shares of any class of voting securities of Holdings.

                                            Number of        Voting
Class D Voting Stock:                       Shares(1)     Percentage(1)
---------------------                       ---------     -------------

INVESTCORP S.A.(2)(6)                         5,000          100.0%
37 rue Notre-Dame,
Luxembourg

SIPCO Limited(3)                              5,000          100.0%
P.O. Box 1111
West Wind Building
George Town, Grand Cayman
Cayman Islands

CIP Limited(4)(5)                             4,600           92.0%
P.O. Box 1111
West Wind Building
George Town, Grand Cayman
Cayman Islands

Ballet Limited(4)(5)                            460            9.2%
P.O. Box 2197
West Wind Building
George Town, Grand Cayman
Cayman Islands

Denary Limited(4)(5)                            460            9.2%
West Wind Building
George Town, Grand Cayman
Cayman Islands

Gleam Limited(4)(5)                             460            9.2%
P.O. Box 2197
West Wind Building
George Town, Grand Cayman
Cayman Islands

Highlands Limited(4)(5)                         460            9.2%
P.O. Box 2197
West Wind Building
George Town, Grand Cayman
Cayman Islands

Noble Limited(4)(5)                             460            9.2%
P.O. Box 2197
West Wind Building
George Town, Grand Cayman
Cayman Islands

Outrigger Limited(4)(5)                         460            9.2%
P.O. Box 2197
West Wind Building
George Town, Grand Cayman
Cayman Islands

Quill Limited(4)(5)                             460            9.2%
P.O. Box 2197
West Wind Building
George Town, Grand Cayman
Cayman Islands

Radial Limited(4)(5)                            460            9.2%
P.O. Box 2197
West Wind Building
George Town, Grand Cayman
Cayman Islands

Shoreline Limited(4)(5)                         460            9.2%
P.O. Box 2197
West Wind Building
George Town, Grand Cayman
Cayman Islands

Zinnia Limited(4)(5)                            460            9.2%
P.O. Box 2197
West Wind Building
George Town, Grand Cayman
Cayman Islands

INVESTCORP Investment Equity Limited(6)         400            8.0%
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

                                            Number of
Class C Non-Voting Stock:                   Shares(1)
-------------------------                   ---------

Henry J. Nasella                            72,411(2)
625 Mount Auburn Street
Cambridge, MA  02138

Edward Albertian                             1,423(3)
625 Mount Auburn Street
Cambridge, MA  02138

Carole O'Connor Gates                        1,735(4)
625 Mount Auburn Street
Cambridge, MA  02138

Stephen R. Winslow                             600
625 Mount Auburn Street
Cambridge, MA  02138

William P. Paul                              1,266(5)
625 Mount Auburn Street
Cambridge, MA  02138
                                            ------

All directors and executive officers
of the Company as a group (5) persons       77,435
                                            ======

<F1>  As used in this table, beneficial ownership means the sole or shared power to vote, or direct the voting of a security, or the sole or shared power to dispose, or direct the disposition of, a security. Each of the persons listed is deemed to beneficially own shares issuable upon the exercise of stock options that are currently exercisable ("Presently Exercisable Options").
<F2>  Includes 45,744 shares subject to Presently Exercisable Options.
<F3>  Includes 823 shares subject to Presently Exercisable Options.
<F4>  Includes 1,095 shares subject to Presently Exercisable Options.
<F5>  Includes 666 shares subject to Presently Exercisable Options

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

In connection with the Acquisition, the Company entered into an agreement for management advisory and consulting services (the "Management Agreement") with International pursuant to which the Company agreed to pay International $750,000 per annum for a five-year term. At the closing of the Acquisition, the Company paid International approximately $2.3 million for the first three years in accordance with the terms of the Management Agreement, with the remaining two years due in quarterly installments. Upon consummation of the transaction contemplated by the Stock Purchase Agreement, International and the Company shall terminate the Management Agreement by mutual written consent.

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

(a) 3.    List of Exhibits:

Exhibit
Number    Description of Exhibits
------    -----------------------

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

10(j) Employment Agreement between the Company and Henry Nasella, dated as of September 8, 1994 (filed as Exhibit 10(j) to the
          Registration Statement and incorporated herein by reference).

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

10(m) Star Markets Retirement Estates plan description dated November 7, 1994 (filed as Exhibit 10(o) to the Registration Statement and incorporated herein by reference).

10(n) 1994 Stock Incentive Plan of Holdings, dated September 8, 1994 (filed as Exhibit 10(p) to the Registration Statement and incorporated herein by reference).

10(o) First Amendment to Credit Agreement among the Company, Chemical Bank, as Administrative Agent, and the lenders party thereto, dated as of January 16, 1996 (filed as Exhibit 10(q) to the Company's 1995 Form 10-K and incorporated herein by reference).

10(p) Second Amendment to Credit Agreement among the Company, Chemical Bank, as Administrative Agent, and the lenders party thereto, dated as of June 25, 1996 (filed as Exhibit 10(p) to the company's 1996 Form 10-K and incorporated herein by reference).

10(q) Third Amendment to Credit Agreement among the Company, Chase Manhattan, as Administrative Agent, and the lenders party thereto, dated as of April 21, 1997 (filed as Exhibit 10(q) to the company's 1996 Form 10-K and incorporated herein by reference).

10(r)** Fourth Amendment to Credit Agreement among the Company, Chase Manhattan, as Administrative Agent, and the lenders party thereto, dated as of August 17, 1998.

10(s)** Stock Purchase Agreement among Star Market Holdings, Inc., Star Market Company, Inc. and J Sainsbury plc, dated as of November 25, 1998.

27**      Financial Data Schedule for the 52 weeks ended January 30, 1999.

(b) No reports were filed on Form 8-K for the 13-week period ended January 30, 1999.

[FN]
<F**>  As filed herewith.

                                 Signatures
                                 ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Star Markets Company, Inc.

DATE:  April 30, 1999                BY: /s/ Henry J. Nasella
-----                                ------------------------
                                         Henry J. Nasella
                                         Chairman of the Board of Directors
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                  Title                                 Date
---------                  -----                                 ----

/s/ Henry J. Nasella       Chairman of the Board of Directors    April 30, 1999
--------------------       President and Chief Executive
Henry J. Nasella           Officer (Principal Executive Officer)

Signature                  Title                                 Date
---------                  -----                                 ----

/s/ Stephen R. Winslow     Senior Vice President, Finance        April 30, 1999
----------------------     chief accounting officer
Stephen R. Winslow


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

Not Applicable. No Annual Report or proxy material has been sent to holders of the Registrant's securities.


                         Annual Report on Form 10-K
                           Item 8, Item 14 (a) 1.
                        List of Financial Statements
                            Financial Statements
                                   Exhibit
                       52 weeks ended January 30, 1999
                       52 weeks ended January 31, 1998
                       52 weeks ended February 1, 1997

                         Star Markets Company, Inc.
                                Cambridge, MA

                         Form 10-K - Item 14 (a) 1.

                          Star Markets Company, Inc.

                       52 weeks ended January 30, 1999
                       52 weeks ended January 31, 1998
                       52 weeks ended February 1, 1997

List of Financial Statements

The following financial statements of Star Markets Company, Inc. ("The Company") are included herein:

      Balance sheets - January 30, 1999 and January 31, 1998

      Statements of operations - 52 weeks ended January 30, 1999, 52 weeks ended January 31, 1998 and 52 weeks ended February 1, 1997

      Statements of equity - 52 weeks ended January 30, 1999, 52 weeks ended January 31, 1998 and 52 weeks ended February 1, 1997

      Statements of cash flows - 52 weeks ended January 30, 1999, 52 weeks ended January 31, 1998 and 52 weeks ended February 1, 1997

      Notes to financial statements - January 30, 1999


              Report of Ernst & Young LLP, Independent Auditors

Shareholder and Board of Directors
Star Markets Company, Inc.

We have audited the accompanying balance sheets of Star Markets Company, Inc. (the "Company") as of January 30, 1999 and January 31, 1998 and the related statements of operations, equity, and cash flows for each of the three years in the period ended January 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Star Markets Company, Inc. at January 30, 1999 and January 31, 1998 and the results of its operations and its cash flows for each of the three years in the period ended January 30, 1999 in conformity with generally accepted accounting principles.



                                       /s/ Ernst & Young LLP



Boston, Massachusetts
March 26, 1999

                         Star Markets Company, Inc.

                               Balance Sheets

                  (Amounts in thousands, except share data)

                                                                   January 30,     January 31,
                                                                      1999            1998
                                                                   -----------     -----------

Assets
Current assets:
  Accounts receivable, net of reserve for doubtful accounts of
   $1,331 in 1999 and $1,391 in 1998                                $ 18,277        $ 21,001
  Inventory                                                           64,914          71,524
  Prepaid expenses                                                     4,483           4,465
                                                                    ------------------------
Total current assets                                                  87,674          96,990

Property and equipment at cost:
  Land                                                                15,256          21,287
  Building                                                            31,712          51,452
  Equipment & fixtures                                               123,757         112,010
  Leasehold improvements                                              69,675          61,644
                                                                    ------------------------
Total property & equipment                                           240,400         246,393
  Less accumulated depreciation and amortization                      70,645          52,692
                                                                    ------------------------
Net property and equipment                                           169,755         193,701

Other assets, net                                                     28,537          31,287
Goodwill, net                                                        127,005         130,564
                                                                    ------------------------

Total Assets                                                        $412,971        $452,542
                                                                    ========================

Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                                                  $ 38,246        $ 46,091
  Accrued payroll & benefits                                          14,399          13,195
  Current portion self-insurance                                       6,286           8,266
  Accrued interest                                                     5,762           6,092
  Other current liabilities                                           14,585          16,503
                                                                    ------------------------
Total current liabilities                                             79,278          90,147

Self-insurance reserves, less current portion                         12,243          18,523
Other liabilities                                                      7,454           5,687
Long-term debt                                                       259,037         276,327

Redeemable preferred stock, redemption value $11,000                  10,421          10,326

Shareholder's equity:
  Common stock, $.01 par value, 10,000 shares authorized and
   5,000 shares outstanding                                                0               0
  Additional paid-in-capital                                          82,606          83,924
  Retained earnings (deficit)                                        (38,069)        (32,392)
                                                                    ------------------------
Total shareholder's equity                                            44,537          51,532
                                                                    ------------------------

Total Liabilities and Shareholder's Equity                          $412,971        $452,542
                                                                    ========================


See accompanying notes.

                         Star Markets Company, Inc.

                          Statements of Operations

                           (Amounts in thousands)

                                           52 Weeks        52 Weeks        52 Weeks
                                             Ended           Ended           Ended
                                          January 30,     January 31,     February 1,
                                             1999            1998            1997
                                          -----------     -----------     -----------

Total revenues                            $1,064,235      $1,034,188       $954,531
Cost of goods sold                           777,842         761,798        715,090
                                          -----------------------------------------

Gross profit                                 286,393         272,390        239,441

Operating and administrative expenses        237,460         226,708        197,314
Depreciation and amortization                 24,837          23,792         22,178
                                          -----------------------------------------

Operating profit                              24,096          21,890         19,949

Interest expense                              29,486          30,177         28,894
Other income (expenses), net                      76              87            (13)
                                          -----------------------------------------

Loss before income taxes                      (5,314)         (8,200)        (8,958)

Income taxes                                     363             365            378
                                          -----------------------------------------

Net loss                                  $   (5,677)     $   (8,565)      $ (9,336)
                                          =========================================


See accompanying notes.


                         Star Markets Company, Inc.

                            Statements of Equity

                           (Amounts in thousands)

                                              Additional
                                   Common      Paid-In-      Retained
                                   Stock       Capital       Earnings       Total
                                   ------     ----------     --------       -----

Balance at February 3, 1996         $  0       $73,692       $(14,491)     $59,201
  Net loss                                                     (9,336)      (9,336)
  Accretion of preferred stock                     (96)                        (96)
  Preferred stock dividend                      (1,230)                     (1,230)
  Deferred compensation                            556                         556
  Equity contribution, net of
   issuance costs                               11,985                      11,985
                                    ----------------------------------------------

Balance at February 1, 1997            0        84,907        (23,827)      61,080
Net loss                                                       (8,565)      (8,565)
Accretion of preferred stock                       (97)                        (97)
Preferred stock dividend                        (1,226)                     (1,226)
Deferred compensation                              340                         340
                                    ----------------------------------------------

Balance at January 31, 1998            0        83,924        (32,392)      51,532
Net loss                                                       (5,677)      (5,677)
Accretion of preferred stock                       (96)                        (96)
Preferred stock dividend                        (1,222)                     (1,222)
                                    ----------------------------------------------

Balance at January 30, 1999         $  0       $82,606       $(38,069)     $44,537
                                    ==============================================


                         Star Markets Company, Inc.

                          Statements of Cash Flows

                           (Amounts in thousands)

                                                            52 Weeks        52 Weeks        52 Weeks
                                                              Ended           Ended           Ended
                                                           January 30,     January 31,     February 1,
                                                              1999            1998            1997
                                                           -----------     -----------     -----------

Operating activities
Net loss                                                    $ (5,677)       $ (8,565)       $ (9,336)
Adjustments to reconcile net loss to net cash provided
 by operating activities:
  Amortization of deferred financing costs                     1,688           1,648           1,543
  Depreciation and amortization                               24,835          23,792          22,178
  Impairment loss                                              2,700
  Loss (gain) on sale or disposal of property and
   equipment                                                     (69)            (87)             15
  Changes in operating assets and liabilities:
    Accounts receivable                                        2,721             814          (8,271)
    Inventories                                                6,609          (5,974)         (2,636)
    Prepaid expenses                                             (16)            494              85
    Accounts payable                                          (7,846)           (707)          7,028
    Accrued payroll and benefits                               1,205             353             333
    Self-insurance reserves                                   (8,254)           (291)           (571)
    Accrued interest                                            (331)             89             870
    Other current liabilities                                 (1,925)          3,491           2,754
    Other                                                      1,822           1,267             524
                                                            ----------------------------------------
Net cash provided by operating activities                     17,462          16,324          14,516

Investing activities
Purchases of property and equipment                          (20,621)        (41,058)        (34,762)
Proceeds from sale of property and equipment                  21,658          22,381           4,365
Decrease in restricted cash                                                                    6,028
Acquisition of leasehold interests                                                           (20,064)
                                                            ----------------------------------------
Net cash provided by ( used in) investing activities           1,037         (18,677)        (44,433)

Financing Activities
Net proceeds from revolving credit facility                    2,299           4,600          12,400
Proceeds from long-term debt                                                                   4,087
Repayment of long-term debt                                  (19,576)           (722)         (1,340)
Preferred dividends paid                                      (1,222)         (1,226)         (1,230)
Deposits refunded                                                                500           4,000
Equity contribution                                                                           12,000
Deferred financing costs                                                        (799)
                                                            ----------------------------------------
Net cash (used in) provided by financing activities          (18,499)          2,353          29,917

Net increase in cash and cash equivalents                          0               0               0
Cash and cash equivalents beginning of period                      0               0               0
                                                            ----------------------------------------
Cash and cash equivalents end of period                     $      0        $      0        $      0
                                                            ========================================

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $ 27,124        $ 28,440        $ 26,374
  Cash paid for taxes                                            362             365             370


See accompanying notes.


                         Star Markets Company, Inc.

                        Notes to Financial Statements

                              January 30, 1999

1.  Background
Star Markets Company, Inc., a Massachusetts corporation (the "Company"), is a leading food retailer in the metropolitan Boston area and operated 53 stores as of January 30, 1999. Additionally, the Company operates a wholesale business which provides warehousing, distribution and certain administrative services to independent store locations throughout the New England area.

The Company is a wholly-owned subsidiary of Star Markets Holdings, Inc., a Massachusetts corporation ("Holdings"). Both Holdings and the Company were formed for purposes of the acquisition described below.

2.  Sale of Stock
Pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") by and among the Company, Holdings, and J Sainsbury plc ("Sainsbury") dated as of November 25, 1998, Sainsbury has agreed to acquire all of the issued and outstanding voting securities of Holdings. Pursuant to the Stock Purchase Agreement, all other shares of capital stock of Holdings will also be either purchased or redeemed. The value of the transaction is approximately $490.0 million (including assumed debt), subject to adjustment. The transaction has been approved by the boards of directors of the Company, Holdings and Sainsbury. Consummation of the transaction is subject to customary conditions including regulatory approvals.

3.  Acquisitions
Star Market Company ("Predecessor") was operated as a division of Jewel Food Stores, Inc. ("Jewel"), a wholly-owned subsidiary of American Stores Company ("ASC"). On September 8, 1994, the Company acquired all of the business and assets of Predecessor from Jewel and other affiliates of ASC (the
"Acquisition").

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
                                            ======

During 1998, the Company adjusted the self-insurance reserves for worker's compensation and general liability insurance recorded at the time of the Acquisition by $5.0 million. The $5.0 million, represents the excess reserve based on current actuarial estimates of unpaid claims related to losses incurred prior to the Acquisition. The adjustment was recorded in operating and administrative expenses as an increase to net income.

4.  Significant Accounting Policies

Reclassification
Certain amounts in the historical financial statements of the Company have been reclassified to conform with the Company's current method of presentation.

Fiscal Year
The fiscal year of the Company ends on the Saturday nearest to January 31. All references herein to "1998", "1997" and "1996", mean the 52-week fiscal year ended January 30, 1999, 52-week fiscal year ended January 31, 1998 and the 52-week fiscal year ended February 1, 1997, respectively.

Revenue Recognition
Revenue from retail operations is recognized at the point of sale. The Company allows for merchandise to be returned under most circumstances. The Company does not provide for a reserve for estimated returns, as the amount does not have a material impact on the financial statements. Revenue from wholesale operations is recognized upon shipment of merchandise to wholesale customers. Sales to wholesale customers are considered final upon acceptance of delivery, however, the Company does allow merchandise returns under certain circumstances. The Company does not provide for a reserve for estimated returns, as occurrence is infrequent and the amount does not have a material impact on the financial statements.

Inventories
Inventories are stated at the lower of cost, using the FIFO (first-in, first-out) and weighted average cost methods, or market.

Goodwill
Goodwill represents the excess of the cost of the purchased businesses over the fair value of the net underlying assets and is being amortized using the straight-line method over 40 years. Accumulated amortization at January 30, 1999 and January 31, 1998 was $15.4 million and $11.8 million, respectively. At each balance sheet date, management assesses whether there has been a permanent impairment in the value of goodwill by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of the goodwill. The amount of any resulting impairment is calculated using the same undiscounted cash flows from operating activities. The factors considered by management in this assessment include operating results, trends and prospects, as well as the effects of demand, competition and other economic factors.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Deferred Financing Costs
Deferred financing costs, included in other assets, are amortized over the term of the related financing. Amortization of deferred financing costs is included in interest expense in the Statement of Operations. Accumulated amortization at January 30, 1999 and January 31, 1998 was $7.0 million and $5.3 million, respectively.

Depreciation and Amortization
Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of owned assets. Leasehold improvements are amortized over the estimated useful life of the property or over the term of the lease, whichever is shorter. Depreciation begins when the asset is placed in service.

The useful lives of owned assets for purposes of computing depreciation are:

                                              Years
                                              -----

         Building                        39
         Equipment and fixtures          3 - 8
         Leasehold improvements          Minimum of lease
                                         term or 20 years


Costs of Opening and Closing Stores
The costs of opening new stores are charged against operations as incurred. When a store is closed, the remaining investment, net of salvage value, is charged against operations and, for leased stores, a provision is made for the remaining lease liability, net of expected sublease income.

Recently Issued Accounting Pronouncements
During 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("Statement 130"). The Company adopted the provisions of Statement 130 during Fiscal 1998. Comprehensive income is generally defined as all changes in stockholder's equity exclusive of transactions with owners such as capital investments and dividends. The adoption of Statement 130 had no impact on the Company's financial statement disclosures.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("Statement 131"), which is required to be adopted for years beginning after December 15, 1997. The Company adopted the provisions of Statement 131 during 1998. The adoption of Statement 131 had no impact on the Company's financial statement disclosures.

Advertising Expense
Total advertising expense amounted to $10.7 million, $11.8 million and $10.5 million in 1998, 1997 and 1996, respectively. The Company expenses all advertising costs as incurred.

5.  Financial Instruments

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

The carrying amounts and fair values of the Company's financial instruments are as follows (in thousands):

                            January 30, 1999            January 31, 1998
                         -----------------------     -----------------------
                         Carrying                    Carrying
                          Amount      Fair Value      Amount      Fair Value
                         --------     ----------     --------     ----------

      Long-term debt     $260,147      $272,247      $277,427      $291,727


6.  Long-term Debt


Long-term debt consists of the following (in thousands):

                                       January 30, 1999     January 31, 1998
                                       ----------------     ----------------

Senior Credit Facility:
  Term Loan:  Tranche B                    $ 32,824             $ 39,750
              Tranche C                      24,588               29,750
              Additional Tranche C           31,789               38,500
  Revolving credit facility                  58,700               56,400
                                           -----------------------------
Total Senior Credit Facility                147,901              164,400
13% Senior subordinated notes               110,000              110,000
8% Note Payable                               2,246                3,027
                                           -----------------------------
Total                                       260,147              277,427
Less current maturities                       1,109                1,100
                                           -----------------------------
                                           $259,038             $276,327
                                           =============================


The following table presents the maturities of the long-term debt for the next five fiscal years and thereafter (in thousands) as of January 30, 1999:


Fiscal   1999                      1,109
         2000                      9,333
         2001                     83,968
         2002                     24,465
         2003 and thereafter     141,272
                                --------
         Total                  $260,147
                                ========


Senior Credit Facility
The Senior Credit Facility provides for a total of $183.0 million of term and revolving loan credit (the "loans"). In order to reflect the impact of the sale/leaseback of three properties completed in March, 1998, certain financial covenants of the Senior Credit Facility were amended on August 17, 1998.

The availability under the revolving credit facility may be utilized to meet the Company's current working capital requirements, including issuance of letters of credit. The Company can also utilize the remaining availability to fund capital expenditures. The revolving credit facility expires on December 31, 2001. At January 30, 1999, the Company had outstanding letters of credit totaling $7.2 million as required by certain contracts relating to inventory and self-insurance, which reduced the amount available under the revolving credit facility.

The loans are secured by a first priority security interest in substantially all the assets of the Company and a pledge of all the issued and outstanding stock of the Company. In addition, the loans are guaranteed by Holdings.

Borrowings under the loans accrue interest at a floating interest rate, which at the option of the Company is either (a) the greater of (i) the bank's announced reference rate, (ii) a rate which fluctuates with the secondary market rate for certificates of deposits, plus 1% or (iii) the federal funds rate, plus 0.5%, in each case plus a margin varying from 1.25% to 2.25% depending on the type and maturity of the loan, or (b) LIBOR, plus a margin varying from 2.50% to 3.50% depending on the type and maturity of the loan.

At January 30, 1999, the interest rates on the term loan facility ranged from 8.13% to 8.75% and the weighted average interest rate on amounts outstanding under the revolving credit facility at January 30, 1999 and January 31, 1998 were 7.93% and 8.40%, respectively.

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

Capitalized interest totaled $130,165, $161,000 and $55,000 for 1998, 1997 and 1996, respectively.

7.  Preferred Stock

The Company is authorized to issue 10,000 shares of preferred stock, par value $.01 per share. In connection with the 1994 Acquisition, the Company issued 5,000 preferred shares for $11.0 million, and concurrently paid an issuance fee of $1.0 million on behalf of Holdings. All of the outstanding preferred shares are held by Holdings.

Dividends on the preferred stock accrue at a rate of 11% per annum. Dividends are cumulative and are payable when declared by the Board of Directors of the Company, out of assets legally available therefor, on April 30 and October 31 of each year, commencing on October 31, 1994. The Company's Board of Directors declared, and the Company has paid, all required dividends on the Company's cumulative preferred stock through January 30, 1999. To the extent that dividends are accrued, but have not been declared and paid, such undeclared and unpaid dividends will accrue additional dividends from the date upon which such dividends accrued until the date upon which they are paid at the rate of 13% per annum.

The shares of preferred stock are redeemable at the option of the Company at a redemption price of $2,200 per share plus accrued and unpaid dividends thereon to the date fixed for redemption. On December 31, 2005, the Company is required to redeem all outstanding shares of preferred stock at $2,200 per share plus accrued and unpaid dividends thereon to the date fixed for redemption.

8.  Leases

The Company leases retail stores and equipment. The store leases have an average life of approximately 34 years until final expiration. The store leases generally have renewal options and provide for contingent rent based on sales levels in excess of specified levels.

In March 1998, the Company entered into a three property sale-leaseback transaction. The Company sold two of its stores and its distribution complex in Norwood, MA for a gross selling price of $21.6 million. Concurrent with the sale, the Company leased the properties back for an initial term of 25 years. No gain or loss was recognized as a result of the transaction.

The summary below shows the aggregate future minimum lease commitments at January 30, 1999. Operating leases are shown net of an aggregate $8.8 million of minimum rental income under noncancelable subleases.

                                     Operating
                                       Leases
                                   --------------
                                   (In thousands)

1999                                   30,602
2000                                   28,788
2001                                   29,436
2002                                   28,725
2003                                   28,175
Thereafter                            365,330
                                      -------
Total minimum rent commitments        511,056
                                      =======

Rent expense for real property was as follows:

         Minimum     Sublease                 Contingent      Total
          Rent         Rent         Net          Rent         Rent
         ----------------------------------------------------------
                               (In thousands)

1998     $27,349     $(1,475)     $25,874        $203        $26,077
1997     $22,284     $(1,298)     $20,986        $329        $21,315
1996     $16,639     $  (970)     $15,669        $338        $16,007


Additionally, rent expense for personal property totaled approximately $4.4 million, $3.5 million and $2.1 million, for 1998, 1997 and 1996, respectively.

Leasehold interests were acquired in connection with the 10 locations acquired during 1996 and represent the present value of the excess of market rents over actual rents payable over the remaining lives of the leases. The leasehold interests are being amortized on the straight-line method over the remaining lives of the leases. Accumulated amortization at January 30, 1999 was $2.2 million.

9.  Income Taxes

Federal and state income taxes charged to earnings are summarized below:

                 1998     1997     1996
                 ----------------------

Current:
  Federal        $  0     $  0     $  0
  State           363      365      378
                 ----------------------
Income taxes     $363     $365     $378
                 ======================


The effective income tax rate differs from the statutory federal income tax rate as follows:

                                                          1998        1997        1996
                                                         ------------------------------

Statutory federal income tax rate                        (34.0%)     (34.0%)     (34.0%)
State income taxes, net of federal income tax effect       6.4         4.5         4.2
Unbenefitted Losses / Loss Carryforward                   34.0        34.0        34.0
                                                         ------------------------------
Effective income tax rate                                  6.4%        4.5%        4.2%
                                                         ==============================


Deferred tax assets and liabilities as of 1998 and 1997 related to the following temporary differences (in thousands):

                                      January 30,     January 31,
                                         1999            1998
                                      ---------------------------

Deferred tax liabilities:
  Goodwill                             $ (7,670)       $ (4,939)
  Basis in fixed assets                  (5,470)         (4,548)
  Other, net                             (1,585)         (1,327)
                                       ------------------------
Total deferred tax liabilities          (14,725)        (10,814)
                                       ------------------------
Deferred tax assets:
  Self-insurance reserves                 7,684          10,605
  Net operating loss carryforward        26,774          20,435
  Compensation and benefits               2,021           2,088
  Miscellaneous accruals                    852           1,032
  Other, net                              3,299           2,239
                                       ------------------------
Total deferred tax assets                40,630          36,399
Valuation allowance                     (25,905)        (25,585)
                                       ------------------------
Net deferred tax assets                  14,725          10,814
                                       ------------------------
                                       $      0        $      0
                                       ========================

The Company has tax net operating loss carryforwards of $67.0 million that expire through 2018. For financial reporting purposes, a valuation allowance has been recognized to offset deferred tax assets in excess of deferred tax liabilities since the Company has only incurred losses since inception and realization of such assets is not probable at January 30, 1999.


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

Retirement plan expense in each period was as follows (in thousands):

                             1998       1997       1996
                            ----------------------------

Company-sponsored plans     $2,345     $1,859     $2,685
Multi-employer plans         2,315      2,457      2,102
                            ----------------------------
                            $4,660     $4,316     $4,787
                            ============================


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

13.  Subsequent  Event

During 1998, the Company initiated a plan to dispose of one operating location. The sale of the assets was completed on February 11, 1999, subsequent to January 30, 1999. At January 30, 1999, in connection with the plan of disposal, the Company determined that the carrying value of the assets exceeded their fair values. Accordingly, a loss of $2,700,000, which is included as part of operating and administrative expenses, and represents the excess of the carrying value of $7,800,000 over the fair value of $5,100,000, has been charged to operations in 1998. The net proceeds of the sale were applied to the revolving credit facility in fiscal year 1999.