Form 10-Q
period 1999-05-01
STAR MARKETS CO INC
filed 1999-06-11
CIK 933160

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

                      For the quarter ended May 1, 1999

                      Commission File Number:  33-86690
                                               --------

                         STAR MARKETS COMPANY, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


            MASSACHUSETTS                            04-3243710
  ---------------------------------            ----------------------
    (State or other jurisdiction                  (I.R.S. Employer
  of incorporation or organization)            Identification Number)

  625 MT. AUBURN STREET, CAMBRIDGE, MA                  02138
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)


                               (617) 528-2550
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


                                    NONE
            ----------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No      .
    -----     -----

Number of shares of the issuer's common stock, outstanding as of June 1, 1999: 5,000 shares.


                         STAR MARKETS COMPANY, INC.

                                    INDEX


PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited).

     The following statements of Star Markets Company, Inc. are included herein:

       Balance sheets - May 1, 1999 and January 30, 1999
       Statements of operations - 13 weeks ended May 1, 1999 and May 2, 1998 Statements of cash flows - 13 weeks ended May 1, 1999 and May 2, 1998 Notes to financial statements - May 1, 1999


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II - OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K.


   Signature


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                         STAR MARKETS COMPANY, INC.

                               BALANCE SHEETS

                  (Amounts in thousands, except share data)


                                                                     May 1,        January 30,
                                                                      1999            1999
                                                                   -----------     -----------
                                                                   (Unaudited)

Assets
Current assets:
  Accounts receivable, net of reserve for doubtful accounts of
   $1,392 at May 1, 1999 and $1,331 at January 30, 1999             $ 18,452        $ 18,277
  Inventory                                                           63,726          64,914
  Prepaid expenses                                                     5,335           4,483
                                                                    ------------------------
Total current assets                                                  87,513          87,674

Property and equipment at cost:
  Land                                                                13,567          15,256
  Building                                                            27,925          31,712
  Equipment & fixtures                                               123,090         123,757
  Leasehold improvements                                              71,494          69,675
                                                                    ------------------------
Total property & equipment                                           236,075         240,400
  Less accumulated depreciation and amortization                      74,289          70,645
                                                                    ------------------------
Net property and equipment                                           161,787         169,755

Other assets, net                                                     27,874          28,537
Goodwill, net                                                        126,116         127,005
                                                                    ------------------------
Total Assets                                                        $403,289        $412,971
                                                                    ========================

Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                                                  $ 35,569        $ 38,246
  Accrued payroll & benefits                                          11,255          14,399
  Current portion self-insurance                                       5,527           6,286
  Accrued interest                                                     9,148           5,762
  Other current liabilities                                           11,746          14,585
                                                                    ------------------------
Total current liabilities                                             73,245          79,278

Other liabilities                                                     19,692          19,697
Long-term debt                                                       257,252         259,037

Redeemable preferred stock, redemption value $11,000                  10,445          10,421

Shareholder's equity:
  Common stock, $.01 par value, 10,000 shares authorized and
   5,000 shares outstanding                                                0               0
  Additional paid-in-capital                                          82,276          82,606
  Retained earnings (deficit)                                        (39,621)        (38,069)
                                                                    ------------------------
Total shareholder's equity                                            42,655          44,537
                                                                    ------------------------

Total Liabilities and Shareholder's Equity                          $403,289        $412,971
                                                                    ========================


See accompanying notes.


                         STAR MARKETS COMPANY, INC.

                          STATEMENTS OF OPERATIONS

                                 (Unaudited)
                           (Amounts in thousands)


                                          13 Weeks     13 Weeks
                                           Ended        Ended
                                           May 1,       May 2,
                                            1999         1998
                                          --------     --------

Total revenues                            $262,676     $259,203
Cost of goods sold                         190,393      188,528
                                          ---------------------

Gross profit                                72,283       70,675

Operating and administrative expenses       60,591       59,312
Depreciation and amortization                6,238        6,047
                                          ---------------------

Operating profit                             5,454        5,316

Interest expense                             6,944        7,536
Other (expenses) income, net                    29            0
                                          ---------------------

Loss before income taxes                    (1,462)      (2,220)
Income taxes                                    91           81
                                          ---------------------

Net loss                                  $ (1,553)    $ (2,301)
                                          =====================


See accompanying notes.


                         STAR MARKETS COMPANY, INC.

                          STATEMENTS OF CASH FLOWS

                                 (Unaudited)
                           (Amounts in thousands)


                                                                    13 Weeks     13 Weeks
                                                                     Ended        Ended
                                                                     May 1,       May 2,
                                                                      1999         1998
                                                                    --------     --------

Operating activities
Net loss                                                            $(1,553)     $ (2,301)
Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization of deferred financing costs                              422           423
  Depreciation and amortization                                       6,238         6,044
  Loss on sale or disposal of property and equipment                    (14)            0
  Changes in operating assets and liabilities:
    Accounts receivable                                                (144)        4,266
    Inventories                                                       1,188         6,942
    Prepaid expenses                                                   (906)       (1,031)
    Accounts payable                                                 (2,710)       (9,492)
    Accrued payroll and benefits                                     (3,143)       (2,151)
    Self-insurance reserves                                            (704)          542
    Accrued interest                                                  3,387        (3,794)
    Other current liabilities                                        (2,551)         (970)
    Other                                                               (13)          382
                                                                    ---------------------
Net cash used in operating activities                                  (503)       (1,140)

Investing activities
Purchases of property and equipment                                  (2,270)       (5,771)
Proceeds from sale of property and equipment                          5,152        21,168
                                                                    ---------------------
Net cash provided by investing activities                             2,882        15,397

Financing Activities
Net proceeds from revolving credit facility                          (1,300)        5,300
Repayment of long-term debt                                            (467)      (18,950)
Preferred dividends paid                                               (612)         (607)
                                                                    ---------------------
Net cash used in financing activities                                (2,379)      (14,257)

Net increase (decrease) in cash and cash equivalents                      0             0
Cash and cash equivalents beginning of period                             0             0
                                                                    ---------------------
Cash and cash equivalents end of period                             $     0      $      0
                                                                    =====================

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 3,226      $ 10,908
  Cash paid for income taxes                                            114           162


See accompanying notes.


                         STAR MARKETS COMPANY, INC.

                        Notes to Financial Statements

                                 May 1, 1999

                                 (Unaudited)


Note 1 - Background
-------------------
Star Markets Company, Inc., a Massachusetts corporation ("Star" or the "Company"), is a leading food retailer in the metropolitan Boston area, operating 53 stores as of May 1, 1999. Additionally, the Company operates a wholesale business which provides warehousing, distribution and certain administrative services to independent store locations throughout the New England area.

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


Note 2 - Basis of Presentation
------------------------------
The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are of a normal recurring nature, to fairly state the Company's financial position and results of operations for the periods presented. The results of operations for the 13 week period ended May 1, 1999 are not necessarily indicative of the results to be expected for the entire year ending January 29, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 30, 1999.


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


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations
---------------------
Results of operations for the 13 weeks ended May 1, 1999 are referred to herein as "Quarter 1999" and the 13 weeks ended May 2, 1998 are referred to as "Quarter 1998".

The Company currently operates 24 superstores, 25 conventional stores, and four natural food stores. The Company also operates a wholesale food business. The Company completed the sale of one of its superstores during the quarter, and plans to close the location in June 1999.

Revenues
--------
Total revenues increased 1.3% in Quarter 1999 to $262.7 million from $259.2 million in Quarter 1998. Revenues from retail operations in Quarter 1999 increased 1.8% to $248.7 million from $244.4 million in Quarter 1998. The increase in revenues from retail operations was attributable to an increase in the number of retail stores operated. For stores open more than one year ("same store sales"), revenues decreased by 0.2% from the prior period. Revenues from wholesale operations in Quarter 1999 declined 5.8% to $14.0 million from $14.8 million in Quarter 1998.

Gross Profit
------------
Gross profit increased 2.3% in Quarter 1999 to $72.3 million from $70.7 million in Quarter 1998. Gross profit as a percentage of total revenues increased to 27.5% in Quarter 1999 from 27.3% in Quarter 1998. Gross profit from retail operations increased 2.4% in Quarter 1999 to $71.3 million from $69.6 million in Quarter 1998 primarily due to the increase in revenues. Gross profit as a percentage of revenues for the retail operations increased to 28.7% in Quarter 1999 from 28.5% in Quarter 1998. The increase in gross profit as a percentage of revenues was primarily attributable to reduced distribution costs. Gross profit from the wholesale operations in Quarter 1999 decreased 7.9% to $1.0 million from $1.1 million in Quarter 1998. Gross profit as a percentage of wholesale revenues in Quarter 1999 decreased to 7.2% from 7.4% in Quarter 1998 due to a decrease in product margins.

Operating and Administrative Expense
------------------------------------
Operating and administrative expenses increased by 2.2% to $60.6 million in Quarter 1999 from $59.3 million in Quarter 1998. Operating and administrative expenses as a percentage of total revenues increased to 23.1% in Quarter 1999 from 22.9% in Quarter 1998. The increase in operating and administrative expenses as a percentage of total revenues was due to an increase in rent associated with a new location and the sale-leaseback of two store locations in March 1998.

Interest Expense
----------------
Net interest expense, primarily related to interest expense on debt incurred to finance the acquisition of the Company, was $6.9 million in Quarter 1999. Net interest expense was $7.5 million in Quarter 1998.

Liquidity and Capital Resources
-------------------------------
The Company's liquidity needs arise primarily from debt service on the indebtedness incurred in connection with the acquisition of the Company, and funding of the Company's capital expenditure and working capital requirements.

The Company's total indebtedness as of May 1, 1999 was $258.4 million, which includes $110.0 million in Senior Subordinated Notes due 2004, $146.4 million due under the Senior Credit Facility and a $2.0 million note payable. At June 1, 1999, the Company had $55.3 million drawn under the revolving credit portion of the Senior Credit Facility and $7.2 million drawn under the letter of credit portion of the Senior Credit Facility, leaving an aggregate of $12.5 million of unused revolving credit available under the Senior Credit Facility.

During Quarter 1999, the Company completed the sale of one operating location for a gross selling price of $5.4 million. In fiscal year 1998, in connection with the plan of disposal, the Company determined that the carrying value of the assets exceeded their fair values. Accordingly, a loss of $2.7 million, which represented the excess of the carrying value of $7.8 million over the fair value of $5.1 million, was charged to operations in 1998. The net proceeds of the sale were applied to the revolving credit facility.

The Company currently anticipates making total capital expenditures of approximately $15.6 million in fiscal 1999. Capital expenditures for Quarter 1999 were $2.3 million compared with $5.7 million in Quarter 1998. Capital expenditures will include converting two conventional stores to superstores and remodeling two existing stores. Planned capital expenditures for fiscal 1999 include approximately $5.4 million for maintenance, systems, and distribution.

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

Year 2000
---------
During 1997, the Company began a review process to address the Year 2000 issue that encompasses the Company's operating and administrative areas. Information technology professionals are working to identify and resolve Year 2000 issues in a timely and effective manner. The Company's executive management monitors the status of the Year 2000 remediation plans as they relate to internally used software, computer hardware and use of computer applications. The Company expects to complete remediation of all its operating and administrative systems by September 1999. The Company has also notified key vendors of Year 2000 compliance requirements.

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


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  The following exhibit is included herein:

     Exhibit (27) - Financial Data Schedule

(b) The Company did not file any reports on Form 8-K for the 13 weeks ended May 1, 1999.



Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Star Markets Company, Inc.
                                             --------------------------
                                                    (Registrant)

Date: June 11, 1999                    By: /s/ Stephen R. Winslow
      -------------                        ----------------------
                                           Stephen R. Winslow
                                           Senior Vice President, Finance
                                           and chief accounting officer