Form 10-Q
period 1999-08-14
STAR MARKETS CO INC
filed 1999-09-28
CIK 933160

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

                    For the quarter ended August 14, 1999

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

Number of shares of the issuer's common stock, outstanding as of September 18, 1999: 5,000 shares.


                         STAR MARKETS COMPANY, INC.

                                    INDEX


PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited).

            The following statements of Star Markets Company, Inc. are included herein:

            Balance sheets - August 14, 1999, January 30, 1999 and
             February 27, 1999

            Statements of operations - 13 and 26 weeks ended
            August 14, 1999 and August 1, 1998; 4 weeks ended
            February 27, 1999 and February 28, 1998

            Statements of cash flows - 26 weeks ended August 14, 1999 and August 1, 1998; 4 weeks ended February 27, 1999 and February 28, 1998

            Notes to financial statements


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.


PART II - OTHER INFORMATION


      Item 6.  Exhibits and Reports on Form 8-K.


      Signature


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                         STAR MARKETS COMPANY, INC.

                               BALANCE SHEETS
                  (Amounts in thousands, except share data)

                                            August 14,      February 27,      January 30,
                                               1999            1999             1999
                                            ----------      ------------     -----------
                                            (Unaudited)                      (Unaudited)

Assets
Current assets:
  Cash and cash equivalents                   $ 14,217
  Accounts receivable, net of reserve
   for doubtful accounts of $954 in
    August, $1,378 in February and
     $1,331 in January                          13,985        $ 16,083        $ 18,277
  Inventory                                     58,853          63,154          64,914
  Prepaid expenses                               4,410           4,920           4,483
                                              --------        --------        --------
Total current assets                            91,465          84,157          87,674

Property and equipment at cost:
  Land                                          13,567          13,567          15,256
  Building                                      28,018          28,006          31,712
  Equipment & fixtures                         110,599         124,074         123,757
  Leasehold improvements                        72,573          69,778          69,675
                                              --------        --------        --------
Total property & equipment                     224,757         235,425         240,400
  Less accumulated depreciation
   and amortization                             67,658          71,326          70,645
                                              --------        --------        --------
Net property and equipment                     157,099         164,099         169,755

Other assets, net                               27,296          28,311          28,537
Goodwill, net                                  125,243         126,732         127,005
                                              --------        --------        --------
Total Assets                                  $401,103        $403,299        $412,971
                                              ========        ========        ========

Liabilities and Shareholder's Equity
Current liabilities:
  Accounts payable                            $ 33,290        $  6,657        $ 39,247
  Accrued payroll & benefits                     8,331          15,129          14,399
  Current portion self-insurance                 4,844           6,907           6,286
  Accrued interest                               4,162           5,686           5,762
  Other current liabilities                     13,390          14,108          14,585
                                              --------        --------        --------
Total current liabilities                       64,017          78,487          79,279

Other liabilities                               20,320          19,363          19,697
Long-term debt                                 110,000         251,174         259,037

Redeemable preferred stock,
 redemption value $11,000                       10,460          10,429          10,421

Shareholder's equity:
  Common stock, $.01 par value,
   10,000 shares authorized and 5,000
    shares outstanding                               0               0               0
  Additional paid-in-capital                   263,429          82,505          82,606
  Retained earnings (deficit)                  (67,123)        (38,659)        (38,069)
                                              --------        --------        --------
Total shareholder's equity                     196,306          43,846          44,537
                                              --------        --------        --------

Total Liabilities and Shareholder's Equity    $401,103        $403,299        $412,971
                                              ========        ========        ========

See accompanying notes.


                         STAR MARKETS COMPANY, INC.

                          STATEMENTS OF OPERATIONS

                                 (Unaudited)
                           (Amounts in thousands)

                                          13 Weeks      13 Weeks      26 Weeks      26 Weeks       4 Weeks       4 Weeks
                                            Ended         Ended         Ended         Ended         Ended         Ended
                                          August 14,    August 1,     August 14,    August 1,    February 27,  February 28,
                                             1999          1998          1999          1998          1999         1998
                                          ----------    ---------     ----------    ---------    ------------  ------------

Total revenues                             $268,921      $268,682      $531,597      $527,885      $ 81,324      $ 78,178
Cost of goods sold                          197,752       195,771       388,145       384,300        59,095        56,739
                                           --------      --------      --------      --------      --------      --------
Gross profit                                 71,169        72,911       143,452       143,585        22,229        21,439

Operating and administrative expenses        62,167        61,570       122,758       120,882        18,652        17,474
Transaction expenses (Note 3)                23,585             0        23,585             0             0             0
Depreciation and amortization                 6,616         6,185        12,854        12,232         1,917         1,864
                                           --------      --------      --------      --------      --------      --------

Operating profit                            (21,199)        5,156       (15,745)       10,471         1,660         2,101

Interest expense                              5,455         7,401        12,399        14,937         2,192         2,395
Other expenses (income), net                    771           (17)          742           (18)           30             1
                                           --------      --------      --------      --------      --------      --------

Loss before income taxes                    (27,425)       (2,228)      (28,886)       (4,448)         (562)         (293)
Income taxes                                     91            96           183           177            28            27
                                           --------      --------      --------      --------      --------      --------

Net loss                                   $(27,516)     $ (2,324)     $(29,069)     $ (4,625)     $   (590)     $   (320)
                                           ========      ========      ========      ========      ========      ========

See accompanying notes.


                         STAR MARKETS COMPANY, INC.

                          STATEMENTS OF CASH FLOWS

                                 (Unaudited)
                           (Amounts in thousands)

                                                                 26 Weeks         26 Weeks         4 Weeks         4 Weeks
                                                                   Ended            Ended           Ended           Ended
                                                                 August 14,       August 1,     February 27,    February 28,
                                                                    1999            1998            1999            1998
                                                                 ----------       ---------     ------------    ------------

Operating activities
Net loss                                                         $ (29,069)       $ (4,625)        $  (590)      $    (320)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Amortization of deferred financing costs                             715             844             130            130
  Depreciation and amortization                                     12,855          12,229           1,917          1,864
  Loss (gain) on sale or disposal of property and equipment            601             (17)             30
  Changes in operating assets and liabilities:
      Accounts receivable                                            4,294           3,265           2,196          4,463
      Inventories                                                    6,063           4,301           1,760          3,919
      Prepaid expenses                                                  73            (724)           (438)          (900)
      Accounts payable                                              (3,917)         (8,815)         (1,589)       (10,009)
      Accrued payroll and benefits                                  (6,066)         (1,201)            730            871
      Self-insurance reserves                                       (1,442)            352             621             97
      Accrued interest                                               1,855            (131)            (76)          (235)
      Other current liabilities                                     (1,435)         (1,606)           (571)        (1,445)
      Other                                                            351             849            (311)           152
                                                                 ---------        --------         -------       --------
Net cash (used in) provided by operating activities                (15,122)          4,721           3,809         (1,413)

Investing activities
Purchases of property and equipment                                 (4,448)        (11,641)         (1,054)          (769)
Proceeds from sale of property and equipment                         5,162          21,577           5,109              0
                                                                 ---------        --------         -------       --------
Net cash provided by investing activities                              714           9,936           4,055           (769)

Financing Activities
Net (repayment) proceeds from revolving credit facility             (7,041)          4,900          (7,600)         2,500
Equity contribution                                                181,623               0               0              0
Repayment of long-term debt                                       (145,345)        (18,950)           (264)          (318)
Preferred dividends paid                                              (612)           (607)              0
                                                                 ---------        --------         -------       --------
Net cash provided by (used in) financing activities                 28,625         (14,657)         (7,864)         2,182

Net increase in cash and cash equivalents                           14,217               0               0              0
Cash and cash equivalents beginning of period                            0               0               0              0
                                                                 ---------        --------         -------       --------
Cash and cash equivalents end of period                          $  14,217        $      0         $     0       $      0
                                                                 =========        ========         =======       ========

See accompanying notes.


                         STAR MARKETS COMPANY, INC.

                        Notes to Financial Statements

                               August 14, 1999

                                 (Unaudited)

Note 1 - Background
-------------------

Star Markets Company, Inc., a Massachusetts corporation ("Star" or the "Company"), is a leading food retailer in the metropolitan Boston area, operating 52 stores as of August 14, 1999.

On June 29, 1999, the previously reported Stock Purchase Agreement by and among Star Markets Company (the "Company"), Star Market Holdings, Inc. ("Holdings") and J Sainsbury plc ("Sainsbury") was completed. Sainsbury acquired all of the issued and outstanding voting securities of Holdings for $476.0 million.

Note 2 - Change in Fiscal Year
------------------------------

On June 29, 1999 the Company changed to a fiscal year ending the Saturday closest to the end of February from a fiscal year ending the Saturday closest to the end of January. As a result of the change in the fiscal year from January 30, 1999 to February 27, 1999, the Company has reported the 4 week transition period for the period from January 31, 1999 to February 27, 1999 for the 13 and 26 week period ended August 14, 1999; and a transition period of 2 weeks from May 2, 1999 to May 15, 1999. Financial statements for the corresponding periods of the prior year are included as previously reported; there are no seasonal or other factors that affect the comparability of the statements. The financial statements for the 13 and 26 weeks ended August 14, 1999 are adjusted for the 2 week transition period ended May 15, 1999. The results of operations for the transition period of the 2 weeks ended May 2, 1999 to May 15, 1999 are as follows:

                             2 Weeks      2 Weeks
                              Ended        Ended
                             May 15,      May 16,
                              1999         1998
                            --------      -------

Total revenues               $40,908      $40,898
Net loss                        (228)        (420)

Note 2 - Change in Fiscal Year - continued
------------------------------------------

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are of a normal recurring nature, to fairly state the Company's financial position and results of operations for the periods presented. The results of operations for the 13 and 26 weeks ended August 14, 1999 are not necessarily indicative of the results for the entire year ending February 26, 2000. The financial statements should be read in connection with the audited financial statements and footnotes included in the Registrant Company's annual report on Form 10-K for the year ended January 30, 1999.

Note 3 - Equity Contribution
----------------------------

On June 29, 1999, the Company received an equity contribution of $181.6 million from J Sainsbury plc in connection with their purchase of the Company. Of the proceeds of the equity contribution, $145.3 million was used to repay the outstanding debt under the Senior Credit Facility of the Company and to pay $23.6 million of transaction expenses related to the closing of the purchase of the Company. Of the $23.6 million, $17.7 million represented compensation expense attributable to the settlement of employee stock options and $5.9 million were costs related directly to the closing of the transaction.

Note 4 - Subsequent Event
-------------------------

On August 31, 1999, the Company completed the sale of its wholesale business to C+S Grocers, Inc. of Brattleboro, VT. for $3.4 million.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations
---------------------

Results of operations for the 13 and 26 weeks ended August 14, 1999 are referred to herein as "Quarter 1999" and "Interim 1999," respectively, and the 13 and 26 weeks ended August 1, 1998 are referred to as "Quarter 1998" and "Interim 1998," respectively.

The Company currently operates 24 superstores, 24 conventional supermarkets and four Wild Harvest stores, which emphasize natural, healthy foods.

Quarter 1999

Revenues
--------

Total revenues increased 0.1% in Quarter 1999 to $268.9 million from $268.7 million in Quarter 1998. Revenues from retail operations in Quarter 1999 increased 0.8% to $255.4 million from $253.5 million in Quarter 1998. The increase in revenues from retail operations was attributable to an increase in the number of retail stores operated and an increase in comparable store sales of 3.1%. Revenues from wholesale operations in Quarter 1999 declined 11.4% to $13.5 million from $15.2 million in Quarter 1998.

Gross Profit
------------

Gross profit decreased 2.4% in Quarter 1999 to $71.2 million from $72.9 million in Quarter 1998. Gross profit as a percentage of total revenues decreased to 26.5% in Quarter 1999 from 27.1% in Quarter 1998. Gross profit from retail operations decreased 2.0% in Quarter 1999 to $70.3 million from $71.8 million in Quarter 1998. Gross profit as a percentage of revenues for the retail operations decreased to 27.5% in Quarter 1999 from 28.3% in Quarter 1998. The decrease in gross profit as a percentage of revenues was due primarily to a decrease in product margins. Gross profit from wholesale operations in Quarter 1999 decreased 23.5% to $0.9 million from $1.1 million in Quarter 1998 due to the decrease in wholesale revenues. Gross profit as a percentage of wholesale revenues in Quarter 1999 decreased to 6.4% from 7.5% in Quarter 1998.

Operating and Administrative Expenses
-------------------------------------

Operating and administrative expenses increased by 1.0% to $62.2 million in Quarter 1999 from $61.6 million in Quarter 1998. Operating and administrative expenses as a percentage of total revenues increased to 23.1% in Quarter 1999 from 22.9% in Quarter 1998. The increase in operating and administrative expenses as a percentage of total revenues was primarily due to an increase in rent as a percentage of revenues.

Transaction Expenses
--------------------

Expenses related to the acquisition of the Company were $23.6 million in Quarter 1999, of which $17.7 million represented settlement of employee stock options.

Interest Expense
----------------

Net interest expense, primarily related to interest expense on debt incurred to finance the 1994 acquisition of the Company, was $5.4 million in Quarter 1999. Net interest expense was $7.4 million in Quarter 1998. The decrease in interest expense is attributable to the repayment of outstanding debt under the Senior Credit Facility on June 29, 1999, in connection with the purchase of the Company by Sainsbury.

Interim 1999
------------

Revenues
--------

Total revenues increased 0.7% in Interim 1999 to $531.6 million from $527.9 million in Interim 1998. Revenues from retail operations in Interim 1999 increased 1.3% to $504.1 million from $497.9 million in Interim 1998. The increase in revenues from retail operations was attributable both to an increase in the number of retail stores operated and a 1.5% increase in comparable store sales. Revenues from wholesale operations in Interim 1999 declined 8.5% to $27.5 million from $30.0 million in Interim 1998.

Gross Profit
------------

Gross profit decreased 0.1% in Interim 1999 to $143.5 million from $143.6 million in Interim 1998. Gross profit as a percentage of total revenues decreased to 27.0% in Interim 1999 from 27.2% in Interim 1998. Gross profit from retail operations in Interim 1999 of $141.6 million remained consistent with $141.6 million in Interim 1998. Gross profit as a percentage of revenues for the retail operations decreased to 28.1% in Interim 1999 from 28.4% in Interim 1998. The decrease in gross profit as a percentage of revenues was due primarily to a decrease in product margins. Gross profit from wholesale operations in Interim 1999 decreased 16.4% to $1.9 million from $2.2 million in Interim 1998. Gross profit as a percentage of wholesale revenues in Interim 1999 decreased to 6.8% from 7.5% in Interim 1998.

Operating and Administrative Expenses
-------------------------------------

Operating and administrative expenses increased by 1.6% to $122.8 million in Interim 1999 from $120.9 million in Interim 1998. Operating and administrative expenses as a percentage of total revenues increased to 23.1% in Interim 1999 from 22.9% in Interim 1998. The increase in operating and administrative expenses as a percentage of total revenues was due to an increase in rent.

Transaction Expenses
--------------------

Expenses related to the acquisition of the Company were $23.6 million, of which $17.7 million represented settlement of employee stock options.

Interest Expense
----------------

Net interest expense, primarily related to interest expense on debt incurred to finance the 1994 acquisition of the Company, was $12.4 million in Interim 1999. Net interest expense was $14.9 million in Interim 1998.
The decrease in interest expense is attributable to the repayment of outstanding debt under the Senior Credit Facility on June 29, 1999, in connection with the purchase of the Company by Sainsbury.

Liquidity and Capital Resources
-------------------------------

The Company's total indebtedness as of August 14, 1999 was $110.0 million of Subordinated Notes ("the Notes") due November 1, 2004. Beginning on November 1, 1999, the Company intends to redeem the Notes for a price equal to 106.5% of the principal amount of the Notes.

On June 29, 1999, the Company received an equity contribution of $181.6 million from J Sainsbury plc in connection with their purchase of the Company. Of the proceeds of the equity contribution, $145.3 million was used to repay term loans, $17.7 million for the settlement of employee stock options and $5.9 million for expenses related to the closing of the purchase of the Company.

During the quarter, the Company divested one operating location, as stipulated by the Federal Trade Commission for approval of the purchase of the Company by J Sainsbury plc. The Company is required to divest four additional operating locations as a condition for approval of the purchase of the Company.

The Company believes that the current cash balances and funds generated from operations will provide sufficient resources through fiscal 1999 to permit it to meet its working capital requirements, to make all interest and principal payments due and payable on the Subordinated Notes and to fund planned capital expenditures. However, if the Company's cash flow and capital resources are insufficient to fund its debt service obligations and working capital requirements, the Company will receive funding from the parent company, J Sainsbury plc.

Year 2000
----------

During 1997, the Company began a review process to address the Year 2000 issue that encompasses the Company's operating and administrative areas. Information technology professionals are working to identify and resolve Year 2000 issues in a timely and effective manner. The Company's executive management monitors the status of the Year 2000 remediation plans as they relate to internally used software, computer hardware and use of computer applications. The Company expects to complete remediation of all its operating and administrative systems by October 1999. The Company has also notified key vendors of Year 2000 compliance requirements. While management has not specifically determined the costs of its Year 2000 efforts, the total cost to obtain Year 2000 compliance is not expected to exceed $1.5 million.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) The following exhibit is included herein:

      Exhibit (27) - Financial Data Schedule

(b) The Company filed two reports on Form 8-K during the 26 weeks ended August 14, 1999:

      (1) Form 8-K dated July 14, 1999 reported:
               Item 1.  Change in Control of Registrant.
               On June 29, 1999, J Sainsbury plc acquired all of the issued and outstanding voting securities of Star Market Holdings, Inc.

               Item 8.  Change in Fiscal Year.
               On June 29, 1999 the Company has changed to a fiscal year ending the Saturday closest to the end of February from a fiscal year ending the Saturday closest to the end of January.

      (2) Form 8-K dated July 30, 1999 reported:
               Item 4. Change in Registrant's Certifying Accountant. On August 16, 1999, the Registrant notified Ernst & Young, LLP that they were dismissed as the Registrants' independent auditors as a result of the previously reported Change in Control

               Item 5. Other Events - Issuance of Notice in Change of Control Relating to Star Markets Company, Inc. to Holders of 13% Senior Subordinated Notes Due November 1, 2004.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Star Markets Company, Inc.
                                         --------------------------
                                                (Registrant)

Date: September 28, 1999                 By: /s/
      ------------------                    -----------------
                                                John Flaherty
                                                Treasurer,
                                                chief accounting officer